Form 10KSB40
period 1999-12-31
GLOBAL TELEDATA CORP
filed 2000-04-12
CIK 1103866

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                         Commission file number 0-29247

                           GLOBAL TELEDATA CORPORATION
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

                     NEVADA                         65-0693103
             ------------------------------     -------------------
            (State or Other Jurisdiction of       (I.R.S. Employer
             Incorporation or Organization)     Identification No.)

                 18870 STILL LAKE DRIVE, JUPITER, FLORIDA 33458
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (561) 741-0410
                 ----------------------------------------------
                           (Issuer's Telephone Number)

                    Securities registered under Section 12(b)
                                   of the Act:
                                 --------------
                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, $.001 PAR VALUE
                          -----------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $-0-

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. No trading market exists and no trading effected.

Based on the closing price of the Common Stock quoted on the Over the Counter Bulletin Board, as reported on March 31, 2000 ($__________), the aggregate market value of the 3,674,822 shares of the Common Stock held by the persons other than officers, directors and persons known to the registrant to be the beneficial owner (as that term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock on that date. No trading market exists and no trading effected.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: March 31, 2000: 9,975,354 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None

         Transitional Small Business Disclosure Format (Check One)

                                    Yes [ ]       No  [X]

                                    BUSINESS

ITEM 1.           DESCRIPTION OF BUSINESS

         Global Teledata Corporation, referred to in this registration statement as Global, we or us, was incorporated on May 15, 1995 as a Nevada Corporation under the name Television Networking, Inc. Global was incorporated for the purpose of entering the video production business. It ceased operations in 1996 and, since that time, has been inactive. In November 1998, in connection with a merger with another entity that was later rescinded by both parties, Global amended its articles of incorporation to change its name to Global Teledata Corporation.

         We are authorized to issue 15,000,000 shares of common stock, $0.001 par value, of which 9,975,354 shares were issued and outstanding as of March 31, 2000. We are authorized to issue 10,000,000 shares of preferred stock, $0.001 par value, none of which are issued and outstanding. Each holder of the common stock shall be entitled to one vote for each share held. The preferred stock may be divided into series or classes by us upon the approval of a majority vote of our directors.

         We have been in the development stage since our merger with Outlaw Entertainment and have no operations to date. Other than issuing shares to shareholders, we have not commenced any operational activities. As such, we can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. Our directors have elected to commence implementation of our principal business purpose. Our offices are located at 18870 Still Lake Drive, Jupiter, Florida 33458.

         The proposed business activities described in this report classify us as a blank check company. Many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies in their respective jurisdictions. Marine Way, Inc., holds 6,500,000 of our shares. We do not intend to undertake any other offering of our securities, either debt or equity, until such time as we have successfully implemented our business plan. Marine Way has expressed its intention not to sell its shares of common stock until such time as we have successfully consummated a merger or acquisition and are no longer classified as a blank check company. In addition, Marine Way has also expressed its intention not to sell its shares unless the shares are subsequently registered or if an exemption from registration is available.

COMPETITION

         We will remain an insignificant participant among the marketplace of firms that engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than we. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage to our competitors.

EMPLOYEES

         We have no full time or part time employees. Mr. Pavsner, our President, has agreed to allocate a portion of his time to our business activities, without compensation. We anticipate that our business plan can be implemented through the efforts of Mr. Pavsner's devoting up to 20 hours per month to our business affairs. Consequently, conflicts of interest may arise with respect to the limited time commitment by him.

         Mr. Pavsner has been and is currently involved with other blank check companies, and may, in the future, become involved with other companies who have a business purpose similar to ours. As a result, additional potential conflicts of interest may arise in the future. If this type of conflict does arise and an officer or director is presented with business opportunities under circumstances where there may be a doubt as to whether the opportunity should belong to us or to another blank check company he or she is affiliated with, he or she will disclose the opportunity to all such companies. If a situation arises in which more than one company desires to merge with or acquire that target company has no preference as to which company will merger or acquire such target company, the company which first filed a registration statement with the Securities and Exchange Commission will be entitled to proceed with the proposed transaction.

                                  RISK FACTORS

NO OPERATING HISTORY, REVENUE AND ASSETS.

         We have no operating history or any revenues or earnings from operations. We have little or no tangible assets or financial resources. We will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss which will increase continually until we consummate a business combination with a profitable business opportunity. There is no assurance that we can identify such a business opportunity and consummate such a business combination.

SPECULATIVE NATURE OF COMPANY'S PROPOSED OPERATIONS.

         The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While we intend to seek business combination(s) with entities having established operating histories, there can be no assurance that we will be successful in locating candidates meeting these criteria. In the event the we complete a business combination, our success may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

STATE BLUE SKY REGISTRATION; RESTRICTED RESALES OF THE SECURITIES.

         Transferability of our shares of common stock is limited because a significant number of states have enacted securities or so-called "blue sky" laws and regulations restricting or, in many instances, prohibiting, the initial sale and subsequent resale within that state of securities of "blank check" companies such us. In addition, many states, while not specifically prohibiting or restricting "blank check" companies, would not register our securities for sale or resale in their states. Because of these regulations, we have no current plan to register any securities with any state. To ensure that any state laws are not violated through the resales of our securities, we will refuse to register the transfer of any securities to residents of any state, which prohibit such resale or if no exemption is available for such resale. It is not anticipated that a secondary trading market for our securities will develop in any state until consummation of a business combination.

SCARCITY OF AND COMPETITION FOR BUSINESS OPPORTUNITIES AND COMBINATIONS.

         We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be desirable target candidates for us. Nearly all of these entities have significantly greater financial resources, technical expertise and managerial capabilities than we, and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. In addition, we will also compete in seeking merger or acquisition candidates with numerous other small public companies.

NO AGREEMENT FOR BUSINESS COMBINATION OR OTHER TRANSACTION - NO STANDARDS FOR BUSINESS COMBINATION.

         We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. We have not identified any particular industry or specific business within an industry for evaluation by us. There is no assurance we will be able to negotiate a business combination on favorable terms. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, and without which we would not consider a business combination in any form with such business opportunity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

CONTINUED MANAGEMENT CONTROL, LIMITED TIME AVAILABILITY.

         While seeking a business combination, Alan Pavsner, our President, anticipates devoting up to 20 hours per month to the business of our company. Mr. Pavsner will be the only person responsible in conducting the day to day operations of the company including searches, evaluations, and negotiations with potential merger or acquisition candidates. We have not entered into any written employment agreement with Mr. Pavsner and do not anticipate doing so in the foreseeable future.

CONFLICTS OF INTEREST - GENERAL.

         Mr. Pavsner may in the future participate in business ventures that could be deemed to compete directly with us. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event that our current and future officers or directors are involved in the management of any firm with which we transact business.

LACK OF MARKET RESEARCH OR MARKETING ORGANIZATION.

         We have neither conducted, nor have others made available to us, results of market research indicating that market demand exists for the transactions contemplated by us. Moreover, we do not have, and do not plan to establish, a marketing organization. Even in the event demand is identified for a merger or acquisition contemplated by us, there is no assurance that we will be successful in completing any such business combination.

LACK OF DIVERSIFICATION.

         Our proposed operations, even if successful, will in all likelihood result in our engaging in a business combination with a business opportunity. Consequently, our activities may be limited to those engaged in by entities with which we merge or acquire. Our inability to diversify our activities into a number of areas may subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with our operations.

REGULATION.

         Although we will be subject to regulation under the Securities Exchange Act of 1934, we believe that we will not be subject to regulation under the Investment Company Act of 1940, insofar as we will not be engaged in the business of investing or trading in securities. In the event that we engage in business combinations which result in our holding passive investment interests in a number of entities, we could become subject to regulation under the Investment Company Act of 1940. In this event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have not obtained formal determination from the Securities and Exchange Commission regarding our status under the Investment Company Act of 1940 and, consequently, any violation of this Act could cause material adverse consequences to our business.

PROBABLE CHANGE IN CONTROL AND MANAGEMENT.

         A business combination involving the issuance of our common stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in us. Any similar business combination may require our management to sell or transfer all or a portion of our common shares held by them, or resign as members of the board of directors of the Company. The resulting change in control could result in the removal of Mr. Pavsner and a corresponding reduction in or elimination of his participation in our future affairs.

POTENTIAL REDUCTION OF PERCENTAGE SHARE OWNERSHIP FOLLOWING BUSINESS
COMBINATION.

         Our primary plan of operation is based upon a business combination with a private concern which, depending on the terms of merger or acquisition, may result in our issuing securities to shareholders of a private company. The issuance of previously authorized and unissued common stock would result in reduction in percentage of shares owned by our present and prospective shareholders and may result in a change in control or change in our management.

DISADVANTAGES OF BLANK CHECK OFFERING.

         We may enter into a business combination with an entity that desires to establish a public trading market for its shares. A business opportunity may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with us. These consequences may include, but are not limited to,

         o  time delays of the registration process;

         o  significant expenses to be incurred in such an offering;

         o  loss of voting control to public shareholders; and

         o the inability or unwillingness to comply with various federal and state laws enacted for the protection of investors.

TAXATION.

         Federal and state tax consequences will, in all likelihood, be major considerations in any business combination we may undertake. Currently, these transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot assure you that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non- qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

REQUIREMENT OF AUDITED FINANCIAL STATEMENTS MAY DISQUALIFY BUSINESS
OPPORTUNITIES.

         Sections 13 and 15(d) of the Securities Exchange Act of 1934 require companies to provide information about significant acquisitions, including certified financial statements for the company acquired, covering one, two or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may preclude consummation of an otherwise desirable acquisition. Acquisition prospects that do not have or are unable to obtain the required audited financial statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.

ITEM 2.  DESCRIPTION OF PROPERTY

         We currently maintain our offices at 18870 Still Lake Drive, Jupiter, Florida 33458, which is the business address of Mr. Pavsner, our President. We pay no rent for the use of this office. We do not believe that we will need to maintain an office at any time in the foreseeable future in order to carry out our plan of operations described herein.

ITEM 3.  LEGAL PROCEEDINGS.

         We are involved in no material legal proceedings that we believe will result, individually or in the aggregate, in a material adverse effect upon our financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         No trading market exists and no trades have been effected.

         As of March 31, 2000, there were approximately 408 holders of record of our common stock.

         We have never paid dividends on our Common Stock since our incorporation in 1983. We intend to retain earnings for use in our business and therefore do not anticipate paying dividends in the foreseeable future.

ITEM 6.  PLAN OF OPERATION

         We intend to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities. We have no particular acquisitions in mind and have not entered into any negotiations regarding such an acquisition. None of our officers, directors, employees or affiliates has engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between us and any other company as of the date of this registration statement.

         Our purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act-registered corporation. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because we have nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

         We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

         We may advertise and promote ourselves in newspaper, magazines and on the Internet. We have not yet prepared any notices or advertisement.

         We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. These perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

         We have, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, we believe that will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-KSB's, agreements and related reports and documents. The Securities Exchange Act of 1934 specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the Exchange Act. Nevertheless, officers and directors have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

         The analysis of new business opportunities will be undertaken by, or under the supervision of, Mr. Pavsner, who may not be considered a professional business analyst. Mr. Pavsner will be the key person in the search, review and negotiation with potential acquisition or merger candidates. We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present associations of our officers and directors, or by our shareholders. In analyzing prospective business opportunities, we will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. Our officers and directors do not expect to meet personally with management and key personnel of the business opportunity as part of their investigation due to lack of capital. To the extent possible, we intend to utilize written reports and investigation to evaluate the above factors. We will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

         Mr. Pavsner has limited experience in managing companies similar to us and will rely upon his own efforts and, to a much lesser extent, the efforts of our shareholders, in accomplishing our business purpose. We do not anticipate using any outside consultants or advisors to effectuate our business purpose. However, if we do retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/acquisition candidate, as we have no cash assets with which to pay such obligation. There have been no contracts or agreements with any outside consultants and none are anticipated in the future.

         We will not restrict our search for any specific kind of firm, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer. However, we do not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as we have successfully consummated such a merger or acquisition.

         We anticipate that we will incur nominal expenses in the implementation of our business plan described herein. Because we have no capital with which to pay these anticipated expenses, Mr. Pavsner agreed to pay these charges with his personal funds, as interest-free loans. However, the only opportunity which management has to have these loans repaid will be from a prospective merger or acquisition candidate. Repayment of any loans made on our behalf will not impede, or be made conditional in any manner, to consummation of a proposed transaction.

ACQUISITION OF OPPORTUNITIES

         In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that our present management and shareholders will no longer be in control of us. In addition, our directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our shareholders or may sell their stock. Any terms of sale of the shares presently held by officers and/or directors will be also afforded to all other shareholders on similar terms and conditions. Any and all such sales will only be made in compliance with federal and applicable state securities laws.

         We anticipate that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have successfully consummated a merger or acquisition and we are no longer considered a "shell" company. Until such time as this occurs, we will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future, if such a market develops, of which there is no assurance.

         While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code. In order to obtain tax-free treatment, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, our shareholders, would retain less than 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

         As part of our investigation, our officers and directors personally meet with management and key personnel, may visit and inspect material facilities, obtain analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of our limited financial resources and management expertise. The manner in which we participate in an opportunity will depend on the nature of the opportunity, our respective needs and desires and other parties, our management of the opportunity and relative negotiation strength.

         With respect to any merger or acquisition, negotiations with target company management is expected to focus on the percentage of Celebrity which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our shareholders will in all likelihood hold a substantially lesser percentage ownership interest in Celebrity following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by Celebrity's shareholders at that time.

         Celebrity will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with Celebrity's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

         As previously stated, we will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. We will be subject to all of the reporting requirements included in the 1934 Act. Included in these requirements is the affirmative duty to file independent audited financial statements as part of our Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the 1934 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable, at the discretion of our present management. If this transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse us for all costs associated with the proposed transaction.

         We do not intend to make any loans to any prospective acquisition or merger candidates or to unaffiliated third parties. We may make loans only to prospective acquisition or merger candidates only when such fund is available, we have entered into an acquisition or merger agreement and making a loan to the acquisition or merger candidate is beneficial to us. The considerations to be used in determining whether to make loans includes the availability and the need of cash by the acquisition or merger candidate in order to complete the acquisition or merger. The loan may be either secured or non-secured depending on the result of negotiation and there is no limitations as to the amounts that may be loaned.

         We do not intend to provide our shareholders with any complete disclosure documents, including audited financial statements, concerning an acquisition or merger candidate and its business prior to the consummation of any acquisition or merger transaction.

ITEM 7.  FINANCIAL STATEMENTS.

         The financial statements required by this report are appended hereto commencing on F-1.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth certain information concerning each of the Company's directors and executive officers:

NAME                                  AGE                   POSITION
----                                  ---                   --------

Alan Pavsner                           47                   President, Director
Mary Francis Pavsner                   46                   Secretary

         Mr. Pavsner has served as president since October 1998. From April 1998 to the present, Mr. Pavsner has served as director of field operations for Integrated Homes, Inc., a residential construction company. From February 1995 to April 1998, he served as vice president--marketing for Spectra Systems, Inc., a defense marketing and consulting company. Mr. Pavsner holds the rank of Lieutenant Colonel in the United States Marine Corps (Ret) and holds a BS in Industrial Psychology from Florida State University and a MA in Human Resource Management from Pepperdine University.

         Ms. Pavsner has served as our secretary since October 1998. From 1994 until the present, she has been a teacher in the Broward County, Florida school district. From 1975 to 1986, Ms. Pavsner was employed as a licensed real estate broker. Ms. Pavsner has served as a director and executive officer of several publicly-traded development-stage companies. Ms. Pavsner holds a BS from Florida State University.

CONFLICTS OF INTEREST

         Mr. Pavsner is associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in his acting as our officer and director. Insofar as the officer and director is engaged in other business activities, Mr. Pavsner anticipates that he will devote only a minor amount of time to our affairs.

INVESTMENT COMPANY ACT OF 1940

         Although we will be subject to regulation under the Securities Act of 1933 and the Securities Exchange Act of 1934, we believe that we will not be subject to regulation under the Investment Company Act of 1940 insofar as we will not be engaged in the business of investing or trading in securities. In the event that we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In this event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to our status under the

Investment Company Act of 1940 and, consequently, any violation of such Act would subject us to material adverse consequences. We anticipate expect to be exempt from the Investment Company Act of 1940 via Regulation 3a-2 thereto.

INVESTMENT ADVISOR ACT OF 1940

         Celebrity is not an "investment adviser" under the Federal Investment Adviser Act of 1940, which classification would involve a number of negative considerations. Accordingly, Celebrity will not furnish or distribute advice, counsel, publications, writings, analysis or reports to anyone relating to the purchase or sale of any securities within the language, meaning and intent of
Section 2(a)(11) of the Investment Adviser Act of 1940, 15 U.S.C.

ITEM 10. EXECUTIVE COMPENSATION

         None of our executive officers or directors received any form of compensation from Celebrity in the past three fiscal years.

         It is possible that, after Celebrity successfully consummates a merger or acquisition with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of its management for the purposes of providing services to the surviving entity, or otherwise provide other compensation to such persons. However, Celebrity has adopted a policy whereby the offer of any post-transaction remuneration to members of management will not be a consideration in its decision to undertake any proposed transaction. Members of Celebrity's board have agreed to disclose to the entire board of directors any discussions concerning possible compensation to be paid to them by any entity which proposes to undertake a transaction with Celebrity.

         No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

ITEM 11.  PRINCIPAL SHAREHOLDERS

         The following table sets forth certain information as of March 31, 2000 regarding beneficial ownership of our common stock by (i) each stockholder known us to be the beneficial owner of more than 5% of our common stock, (ii) by each director and executive officer and (iii) by all executive officers and directors as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned. The address of all shareholders in this table is 18870 Still Lake Drive, Jupiter, Florida 33458.

                                        NUMBER OF             PERCENTAGE OF
NAME                                   SHARES OWNED           SHARES OWNED
----                                   ------------           ------------

Marine Way, Inc.                           6,500,000              65.1%
Alan Pavsner                               6,500,000              65.1%
Mary Francis Pavsner                            -0-                -0-
All officers and directors
    as a group (2 people)                  6,500,000               65.1%

         Alan Pavsner is the sole shareholder of Marine Way, and serves as our president and director. Mary Francis Pavsner is Mr. Pavsner's spouse. She serves as secretary of Celebrity. Although Ms. Pavsner could be deemed to own beneficially the shares of common stock held by Marine Way, she disclaims this ownership.

ITEM 11. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On January 2, 1996, we entered into a stock exchange agreement whereby we acquired 100 shares of the voting stock of the Marine Way, Inc. in exchange for 8,000,000 shares of our common stock. The investment has been determined to have no value and has been written off.

         On September 30, 1996, Global entered into an acquisition agreement whereby we acquired 100% of the issued and outstanding shares of Armor Insurance Co., Inc. in exchange for 8,000,000 shares of our common stock. The agreement was subsequently rescinded and the shares issued were canceled. The rescission has been recorded retroactively in the financial statements as not having occurred.

         In 1998, Global canceled 6,500,000 shares of common stock as part of a merger agreement with International Computer Resources, Inc. The shares were part of a 1996 issuance to Marine Way, Inc. The merger with International Computer Resources, Inc. was not completed and the shares were reissued to Marine Way, Inc. on November 16, 1999, restoring all stockholders back to pre-merger status.

         Other than described above, there have been no related party transactions, or any other transactions or relationships required to be disclosed.

ITEM 12.  EXHIBITS AND REPORTS ON FORM 8-K.

         3.1(a)     Articles of Incorporation of Global Teledata Corporation*
         3.1(b)     Amendment to the Articles of Incorporation of Global
                    Teledata Corporation
         3.1(c)     Certificate of Merger*
         27.1       Financial Data Schedule

      * Previously filed in our Form 10-SB Registration Statement on January 31, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunder duly authorized .

                                        GLOBAL TELEDATA CORPORATION

                                        BY: /s/ ALAN PAVSNER
                                           -----------------------------
                                                Alan Pavsner, President

         In accordance with the Exchange Act, this Report was signed by the following persons in the capacities and on the dates stated.



SIGNATURES                                           TITLE                                       DATE
----------                                           -----                                       ----

                                          President and
/s/ ALAN PAVSNER                          Director (Principal
-----------------------------             Executive, Financial
Alan Pavsner                              and Accounting Officer)                       April 11, 2000




/s/MARY FRANCIS PAVSNER                   Secretary                                     April 11, 2000
-----------------------------
Mary Francis Pavsner

                           GLOBAL TELEDATA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

                                 C O N T E N T S


Independent Auditors' Report............................................. 3

Balance Sheet............................................................ 4

Statements of Operations................................................. 5

Statements of Stockholders' Equity (Deficit)............................. 6

Statements of Cash Flows................................................. 7

Notes to the Financial Statements........................................ 8

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Global Teledata Corporation
(A Development Stage Company)
Jupiter, Florida

We have audited the accompanying balance sheet of Global Teledata Corporation (a development stage company), as of December 31, 1999 and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Global Teledata Corporation as of December 31, 1995 were audited by other auditors whose report, dated January 27, 1996, expressed an unqualified opinion on their statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Teledata Corporation (a development stage company), as of December 31, 1999 and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is a development stage company with no significant operating results to date. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Jones, Jensen & Company
Salt Lake City, Utah
February 28, 2000

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                                  Balance Sheet


                                     ASSETS


                                                                   December 31,
                                                                       1999
                                                                   ------------
CURRENT ASSETS

   Cash                                                              $     --
                                                                     --------
     Total Current Assets                                                  --
                                                                     --------
     TOTAL ASSETS                                                    $     --
                                                                     ========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                                  $  2,806
                                                                     --------

     Total Liabilities                                                  2,806
                                                                     --------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock; authorized 25,000,000 common shares
    at $0.001 par value; 9,975,354 shares issued and
    outstanding                                                         9,975
   Additional paid-in capital                                          12,681
   Deficit accumulated during development stage                       (25,462)
                                                                     --------

     Total Stockholders' Equity (Deficit)                              (2,806)
                                                                     --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)            $     --
                                                                     ========





   The accompanying notes are an integral part of these financial statements.

                          GLOBAL TELEDATA CORPORATION
                         (A Development Stage Company)
                            Statements of Operations


                                                                    From
                                                                 Inception on
                                   For the Years Ended             May 15,
                                      December 31,               1995 Through
                             -----------------------------       December 31,
                                 1999              1998              1999
                             -----------       -----------       -----------

REVENUES                     $        --       $        --       $        --

EXPENSES                         (12,748)             (701)          (25,462)
                             -----------       -----------       -----------

NET LOSS                     $   (12,748)      $      (701)      $   (25,462)
                             ===========       ===========       ===========

BASIC LOSS PER SHARE         $     (0.00)      $     (0.00)
                             ===========       ===========

WEIGHTED AVERAGE SHARES
 OUTSTANDING                   5,416,450         3,475,354
                             ===========       ===========




   The accompanying notes are an integral part of these financial statements.

                          GLOBAL TELEDATA CORPORATION
                         (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
              From Inception on May 15, 1995 to December 31, 1999



                                                                                          Deficit
                                                                                        Accumulated
                                            Common Stock                Additional       During the
                                       ---------------------------        Paid-in       Development
                                         Shares           Amount          Capital          Stage
                                       ----------       ----------       ----------      ----------
Balance at inception on
 May 15, 1995                                  --       $       --       $       --      $       --

Issuance of common stock
 at inception at $0.001 per share       1,975,354            1,975               --              --

Net loss from inception to
 December 31, 1995                             --               --               --          (2,033)
                                       ----------       ----------       ----------      ----------

Balance, December 31, 1995              1,975,354            1,975               --          (2,033)

Common stock issued for
 acquisition of Marine Way, Inc.
 stock at $0.001 per share              8,000,000            8,000               --              --

Expenses paid by shareholder
 on behalf of the Company                      --               --              780              --

Net loss for the year ended
 December 31, 1996                             --               --               --          (8,880)
                                       ----------       ----------       ----------      ----------

Balance, December 31, 1996              9,975,354            9,975              780         (10,913)

Expenses paid by shareholder
 on behalf of the Company                      --               --            1,000              --

Net loss for the year ended
 December 31, 1997                             --               --               --          (1,100)
                                       ----------       ----------       ----------      ----------

Balance, December 31, 1997              9,975,354            9,975            1,780         (12,013)

Cancellation of common stock           (6,500,000)          (6,500)           6,500              --

Expenses paid by shareholder
 on behalf of the Company                      --               --              959              --

Net loss for the year ended
 December 31, 1998                             --               --               --            (701)
                                       ----------       ----------       ----------      ----------

Balance, December 31, 1998              3,475,354       $    3,475       $    9,239      $  (12,714)
                                       ----------       ----------       ----------      ----------


   The accompanying notes are an integral part of these financial statements.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)
               From Inception on May 15, 1995 to December 31, 1999



                                                                                          Deficit
                                                                                        Accumulated
                                            Common Stock                Additional       During the
                                       ---------------------------        Paid-in       Development
                                         Shares           Amount          Capital          Stage
                                       ----------       ----------       ----------      ----------

Balance, December 31, 1998              3,475,354       $   3,475        $   9,239      $ (12,714)

Expenses paid by shareholder
 on behalf of the Company                      --              --            3,442             --

Common stock issued for services
 valued at $0.001 per share             6,500,000           6,500               --             --

Net loss for the year ended
 December 31, 1999                             --              --               --        (12,748)
                                        ---------       ---------        ---------      ---------

Balance, December 31, 1999              9,975,354       $   9,975        $  12,681      $ (25,462)
                                        =========       =========        =========      =========




   The accompanying notes are an integral part of these financial statements.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                             From
                                                                                          Inception on
                                                         For the Years Ended                 May 15,
                                                              December 31,                1995 Through
                                                        --------------------------        December 31,
                                                          1999              1998              1999
                                                        --------          --------          --------
CASH FLOWS FROM OPERATING
 ACTIVITIES

   Net loss                                             $(12,748)         $   (701)         $(25,462)
   Adjustments to reconcile net loss to
    cash used by operations:
     Common stock issued for services                      6,500                --            14,500
     Amortization                                             --               242               500
   Changes in operating assets and liabilities:
     Increase in other assets                                 --                --              (500)
     Increase (decrease) in accounts payable               2,806              (500)            2,806
                                                        --------          --------          --------

       Net Cash Used by Operating Activities              (3,442)             (959)           (8,156)
                                                        --------          --------          --------

CASH FLOWS FROM INVESTING
 ACTIVITIES                                                   --                --                --
                                                        --------          --------          --------

CASH FLOWS FROM FINANCING
 ACTIVITIES

     Expenses paid by shareholder                          3,442               959             6,181
   Issuance of common stock                                   --                --             1,975
                                                        --------          --------          --------

       Net Cash Provided by Financing
        Activities                                         3,442               959             8,156
                                                        --------          --------          --------

NET INCREASE (DECREASE) IN CASH                               --                --                --

CASH AT BEGINNING OF PERIOD                                   --                --                --
                                                        --------          --------          --------

CASH AT END OF PERIOD                                   $     --          $     --          $     --
                                                        ========          ========          ========

CASH PAID DURING THE PERIOD FOR:

   Interest                                             $     --          $     --          $     --
   Income taxes                                         $     --          $     --          $     --

NON-CASH FINANCING ACTIVITIES

   Common stock issued for services                     $  6,500          $     --          $ 14,500






   The accompanying notes are an integral part of these financial statements.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 1999


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              a.  Organization

              The financial statements presented are those of Global Teledata Corporation, (a development stage company) (the Company). The Company was incorporated in the State of Nevada on May 15, 1995 as Television Networking, Inc., for the purpose of entering the video production business. The Company ceased operations in 1996 and has since been inactive. On November 9, 1998, the Company's name was changed to Global Teledata Corporation.

              b.  Accounting Method

              The Company's financial statements are prepared using the accrual method of accounting. The Company has selected a December 31 year end.

              c.  Basic Loss Per Share

                                                                       For the Year Ended
                                                                        December 31, 1999
                                                    ---------------------------------------------------------
                                                       Loss                  Shares             Per Share
                                                    (Numerator)           (Denominator)          Amount
                                                    -----------           -------------    ------------------
              Net loss                               $(12,748)             5,416,450            $(0.00)
                                                     ========              =========            ======


                                                                       For the Year Ended
                                                                        December 31, 1998
                                                    ---------------------------------------------------------
                                                       Loss                  Shares             Per Share
                                                    (Numerator)           (Denominator)          Amount
                                                    -----------           -------------    ------------------
              Net loss                               $   (701)             3,875,354            $(0.00)
                                                     ========              =========            ======


              The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding.

              d.  Provision for Taxes

              The Company accounts for income taxes using Statement of Financial Accounting Standards No. 109, "Accounting for Income taxes." Under Statement 109, the liability method is used in accounting for income taxes.

              As of December 31, 1999, the Company had net operating loss carryforwards of approximately $25,000 that may be offset against future taxable income through 2019. The tax benefit of the net operating loss carryforwards is offset by a valuation allowance of the same amount due to the uncertainty that the carryforwards will be used before they expire.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 1999


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              e.  Cash Equivalents

              The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

              f.  Estimates

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

              g.  Revenue Recognition

              The Company currently has no source of revenues. Revenue recognition policies will be determined when principal operations begin.

NOTE 2 -      GOING CONCERN

              The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company. Until that time, the stockholders have committed to cover operating costs of the Company.

NOTE 3 -      STOCK EXCHANGES

              On January 2, 1996, the Company entered into a stock exchange agreement whereby it acquired 100 shares of the voting stock of the Marine Way, Inc. in exchange for 8,000,000 shares of its common stock. The investment has been determined to have no value and has been written off.

              On September 30, 1996, the Company entered into an acquisition agreement whereby it acquired 100% of the issued and outstanding shares of Armor Insurance Co., Inc. in exchange for 8,000,000 shares of its common stock. The agreement was subsequently rescinded and the shares issued were canceled. The rescission has been recorded retroactively in the financial statements as not having occurred.

                          GLOBAL TELEDATA CORPORATION
                         (A Development Stage Company)
                       Notes to the Financial Statements
                               December 31, 1999


NOTE 3 -      STOCK EXCHANGES (Continued)

              In 1998, the Company canceled 6,500,000 shares of common stock as part of a merger agreement with International Computer Resources, Inc. The shares were part of a 1996 issuance to Marine Way, Inc. The merger with International Computer Resources, Inc. was not completed and the shares were reissued to Marine Way, Inc. on November 16, 1999, restoring all stockholders back to pre-merger status.

                           GLOBAL TELEDATA CORPORATION
                     (FORMERLY TELEVISION NETWORKING, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

                                 C O N T E N T S

Independent Auditors' Report............................................. F-14

Balance Sheet............................................................ F-15

Statements of Operations................................................. F-16

Statements of Stockholders' Equity ...................................... F-17

Statements of Cash Flows................................................. F-18

Notes to the Financial Statements........................................ F-19

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Global Teledata Corporation
(Formerly Television Networking, Inc.)
(A Development Stage Company)
Jupiter, Florida

We have audited the accompanying balance sheets of Global Teledata Corporation (formerly Television Networking, Inc.), (a development stage company), as of December 31, 1998 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Global Teledata Corporation (formerly Television Networking, Inc.) as of December 31, 1995 were audited by other auditors whose report, dated January 27, 1996, expressed an unqualified opinion on their statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Teledata Corporation (formerly Television Networking, Inc.), (a development stage company), as of December 31, 1998 and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is a development stage company with no significant operating results to date. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Jones, Jensen & Company
Salt Lake City, Utah
December 1, 1999

                           GLOBAL TELEDATA CORPORATION
                     (Formerly Television Networking, Inc.)
                          (A Development Stage Company)
                                  Balance Sheet


                                     ASSETS

                                                                 December 31,
                                                                     1998
                                                              -----------------

CURRENT ASSETS

   Cash                                                       $              --
                                                              -----------------

     Total Current Assets                                                    --
                                                              -----------------

     TOTAL ASSETS                                             $              --
                                                              =================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                           $              --
                                                              -----------------

     Total Liabilities                                                       --
                                                              -----------------

STOCKHOLDERS' EQUITY

   Common stock; authorized 25,000,000 common shares
    at $0.001 par value; 3,475,354 shares issued and
    outstanding                                                           3,475
   Additional paid-in capital                                             9,239
   Deficit accumulated during development stage                         (12,714)
                                                              -----------------

     Total Stockholders' Equity                                              --
                                                              -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $              --
                                                              =================

   The accompanying notes are an integral part of these financial statements.

                           GLOBAL TELEDATA CORPORATION
                     (Formerly Television Networking, Inc.)
                          (A Development Stage Company)
                            Statements of Operations

                                                                                                     From
                                                                                                 Inception on
                                                             For the Years Ended                    May 15,
                                                                  December 31,                   1995 Through
                                                   ---------------------------------------       December 31,
                                                          1998                 1997                  1998
                                                   ------------------    -----------------     -----------------
REVENUES                                           $               --    $              --     $              --

EXPENSES                                                         (701)              (1,100)              (12,714)
                                                   ------------------    -----------------     -----------------

NET LOSS                                           $             (701)   $          (1,100)    $         (12,714)
                                                   ==================    =================     =================

BASIC LOSS PER SHARE                               $            (0.00)   $           (0.00)
                                                   ==================    =================

WEIGHTED AVERAGE SHARES
 OUTSTANDING                                                3,475,354            9,975,354
                                                   ==================    =================
































   The accompanying notes are an integral part of these financial statements.

                           GLOBAL TELEDATA CORPORATION
                     (Formerly Television Networking, Inc.)
                          (A Development Stage Company)
                       Statements of Stockholders' Equity
               From Inception on May 15, 1995 to December 31, 1998

                                                                                                                    Deficit
                                                                                                                  Accumulated
                                                                      Common Stock                Additional       During the
                                                              ----------------------------         Paid-in        Development
                                                                Shares            Amount           Capital           Stage
                                                              ----------        ----------        ----------       ----------
Balance at inception on
 May 15, 1995                                                         --        $       --        $       --       $       --

Issuance of common stock
 at inception at $0.001 per share                              1,975,354             1,975                --               --

Net loss from inception to
 December 31, 1995                                                    --                --                --           (2,033)
                                                              ----------        ----------        ----------       ----------

Balance, December 31, 1995                                     1,975,354             1,975                --           (2,033)

Common stock issued for
 acquisition of Marine Way, Inc.
 stock at $0.001 per share                                     8,000,000             8,000                --               --

Expenses paid by shareholder
 on behalf of the Company                                             --                --               780               --

Net loss for the year ended
 December 31, 1996                                                    --                --                --           (8,880)
                                                              ----------        ----------        ----------       ----------

Balance, December 31, 1996                                     9,975,354             9,975               780          (10,913)

Expenses paid by shareholder
 on behalf of the Company                                             --                --             1,000               --

Net loss for the year ended
 December 31, 1997                                                    --                --                --           (1,100)
                                                              ----------        ----------        ----------       ----------

Balance, December 31, 1997                                     9,975,354             9,975             1,780          (12,013)

Cancellation of common stock                                  (6,500,000)           (6,500)            6,500               --

Expenses paid by shareholder
 on behalf of the Company                                             --                --               959               --

Net loss for the year ended
 December 31, 1998                                                    --                --                --             (701)
                                                              ----------        ----------        ----------       ----------

Balance, December 31, 1998                                     3,475,354        $    3,475        $    9,239       $  (12,714)
                                                              ==========        ==========        ==========       ==========



   The accompanying notes are an integral part of these financial statements.

                           GLOBAL TELEDATA CORPORATION
                     (Formerly Television Networking, Inc.)
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                       From
                                                                                    Inception on
                                                         For the Years Ended          May 15,
                                                             December 31,           1995 Through
                                                      ------------------------      December 31,
                                                        1998            1997            1998
                                                      --------        --------      ------------
CASH FLOWS FROM OPERATING
 ACTIVITIES
   Net loss                                           $   (701)       $ (1,100)       $(12,714)
   Adjustments to reconcile net loss to
    cash used by operations:
     Common stock issued for stock                          --              --           8,000
     Expenses paid by shareholder                          959           1,000           2,739
     Amortization                                          242             100             500
   Changes in operating assets and liabilities:
     Increase in other assets                               --              --            (500)
     Increase (decrease) in accounts payable              (500)             --              --
                                                      --------        --------        --------

       Net Cash Used by Operating Activities                --              --          (1,975)
                                                      --------        --------        --------

CASH FLOWS FROM INVESTING
 ACTIVITIES                                                 --              --              --
                                                      --------        --------        --------
CASH FLOWS FROM FINANCING
 ACTIVITIES

   Issuance of common stock                                 --              --           1,975
                                                      --------        --------        --------

       Net Cash Provided by Financing
        Activities                                          --              --           1,975
                                                      --------        --------        --------

NET INCREASE (DECREASE) IN CASH                             --              --              --

CASH AT BEGINNING OF PERIOD                                 --              --              --
                                                      --------        --------        --------

CASH AT END OF PERIOD                                 $     --        $     --        $     --
                                                      ========        ========        ========

CASH PAID DURING THE PERIOD FOR:

   Interest                                           $     --        $     --        $     --
   Income taxes                                       $     --        $     --        $     --

NON-CASH FINANCING ACTIVITIES

   Common stock issued for stock                      $     --        $     --        $  8,000


   The accompanying notes are an integral part of these financial statements.

                           GLOBAL TELEDATA CORPORATION
                     (Formerly Television Networking, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 1998



NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              a. Organization

              The financial statements presented are those of Global Teledata Corporation, (a development stage company) (the Company). The Company was incorporated in the State of Nevada on May 15, 1995 as Television Networking, Inc., for the purpose of entering the video production business. The Company ceased operations in 1996 and has since been inactive. On November 9, 1998, the Company's name was changed to Global Teledata Corporation.

              b. Accounting Method

              The Company's financial statements are prepared using the accrual method of accounting. The Company has selected a December 31 year end.

              c. Basic Loss Per Share

              The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding.

              d. Provision for Taxes

              The Company accounts for income taxes using Statement of Financial Accounting Standards No. 109, "Accounting for Income taxes." Under Statement 109, the liability method is used in accounting for income taxes.

              As of December 31, 1998, the Company had net operating loss carryforwards of approximately $12,700 that may be offset against future taxable income through 2013. The tax benefit of the net operating loss carryforwards is offset by a valuation allowance of the same amount due to the uncertainty that the carryforwards will be used before they expire.

              e. Cash Equivalents

              The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

              f. Estimates

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                           GLOBAL TELEDATA CORPORATION
                     (Formerly Television Networking, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              g. Revenue Recognition

              The Company currently has no source of revenues. Revenue recognition policies will be determined when principal operations begin.

NOTE 2 -  GOING CONCERN

              The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company. Until that time, the stockholders have committed to cover operating costs of the Company.

NOTE 3 - STOCK EXCHANGES

              On January 2, 1996, the Company entered into a stock exchange agreement whereby it acquired 100 shares of the voting stock of the Marine Way, Inc. in exchange for 8,000,000 shares of its common stock. The investment has been determined to have no value and has been written off.

              On September 30, 1996, the Company entered into an acquisition agreement whereby it acquired 100% of the issued and outstanding shares of Armor Insurance Co., Inc. in exchange for 8,000,000 shares of its common stock. The agreement was subsequently rescinded and the shares issued were canceled. The rescission has been recorded retroactively in the financial statements.