Form 10QSB
period 2000-03-31
GLOBAL TELEDATA CORP
filed 2000-07-05
CIK 1103866

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934


         For the quarterly period ended        March 31, 2000
                                               --------------

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
 ---

         For the transition period from _____________ to _____________

                         Commission File Number: 0-29247
                                                 -------

                           Global Teledata Corporation
              ----------------------------------------------------
        (Exact name of Small Business Issuer as specified in its Charter)

            NEVADA                                    65-0693103
-----------------------------             -----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

                 18870 Still Lake Drive, Jupiter, Florida 33458
            ---------------------------------------------------------
                     (Address of principal executive offices

                                 (561) 741-0410
                             ----------------------
                           (Issuer's telephone number)

                                       N/A
         ---------------------------------------------------------------
         (Former Name, former address and former fiscal year, if changed since last Report.)

         Check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,975,354 Common Stock as of June 30, 2000.



                           GLOBAL TELEDATA CORPORATION

                                      INDEX


PART I.           FINANCIAL INFORMATION
                  ---------------------

Item 1.           Financial Statements (unaudited)

                  Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999

                  Consolidated Statements of Operations for the Three Months
                  Ended March 31, 2000 and March 31,1999, and for the Period from Inception (May 15, 1995) to March 31, 2000.

                  Consolidated Statements of Stockholders' Equity (Deficit) for the Period
                  from Inception (May 15, 1995) to March 31, 2000.

                  Consolidated Statements of Cash Flows for the Three Months
                  Ended March 31, 2000 and 1999 and for the Period from
                  Inception (May 15, 1995) to March 31, 2000.

                  Notes to Consolidated Financial Statements

Item 2.           Management's Discussion and Analysis and Plan of Operations

PART II.          OTHER INFORMATION
                  -----------------

Item 6.           Exhibits and Reports on Form 8-K


PART I.           FINANCIAL INFORMATION
                  ---------------------

Item 1.           Financial Statements (unaudited)

Basis of Presentation
---------------------

         The accompanying unaudited consolidated financial statements of Celebrity Entertainment Group, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 1999 found in the Company's Form 10-KSB.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS


                                                                                March 31,          December 31,
                                                                                  2000                1999
                                                                                --------            --------
CURRENT ASSETS

Cash                                                                            $     --            $     --
                                                                                --------            --------

  Total Current Assets                                                                --                  --
                                                                                --------            --------

  TOTAL ASSETS                                                                  $     --            $     --
                                                                                ========            ========


                               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                                                                                    --------

CURRENT LIABILITIES

   Accounts payable                                                             $  1,500            $  2,806
                                                                                --------            --------

     Total Liabilities                                                             1,500               2,806
                                                                                --------            --------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock; authorized 25,000,000 common shares
    at $0.001 par value; 9,975,354 and 3,475,354 shares
    issued and outstanding, respectively                                           9,975               9,975
   Additional paid-in capital                                                     17,229              12,681
   Deficit accumulated during development stage                                  (28,704)            (25,462)
                                                                                --------            --------

     Total Stockholders' Equity (Deficit)                                         (1,500)             (2,806)
                                                                                --------            --------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                                          $     --            $     --
                                                                                ========            ========


                     See Accountants' Review Report and the
                       accompanying notes to the reviewed
                              financial statements.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                            Statements of Operations


                                                                      From
                                                                   Inception on
                                             For the                  May 15,
                                       Three Months Ended          1995 Through
                                           March 31,                 March 31,
                                       2000            1999            2000
                                  -----------      -----------      -----------

REVENUES                          $        --      $        --      $        --

EXPENSES                               (3,242)          (3,187)         (28,704)
                                  -----------      -----------      -----------

NET LOSS                          $    (3,242)     $    (3,187)     $   (28,704)
                                  ===========      ===========      ===========

BASIC LOSS PER SHARE              $     (0.00)     $     (0.00)
                                  ===========      ===========

WEIGHTED AVERAGE SHARES
 OUTSTANDING                        9,975,354        9,975,354
                                  ===========      ===========



                     See Accountants' Review Report and the
                       accompanying notes to the reviewed
                              financial statements.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)



                                                                                                                          Deficit
                                                                                                                        Accumulated
                                                                       Common Stock                  Additional          During the
                                                               ----------------------------            Paid-in          Development
                                                                 Shares              Amount            Capital             Stage
                                                              ----------          ----------          ----------         ----------
Balance at inception                                                  --          $       --          $       --         $       --

Issuance of common stock
 at inception at $0.001 per share                              1,975,354               1,975                  --                 --

Net loss from inception to
 December 31, 1995                                                    --                  --                  --             (2,033)
                                                              ----------          ----------          ----------         ----------

Balance, December 31, 1995                                     1,975,354               1,975                  --             (2,033)

Common stock issued for
 acquisition of Marine Way, Inc.
 stock at $0.001 per share                                     8,000,000               8,000                  --                 --

Expenses paid by shareholder
 on behalf of the Company                                             --                  --                 780                 --

Net loss for the year ended
 December 31, 1996                                                    --                  --                  --             (8,880)
                                                              ----------          ----------          ----------         ----------

Balance, December 31, 1996                                     9,975,354               9,975                 780            (10,913)

Expenses paid by shareholder
 on behalf of the Company                                             --                  --               1,000                 --

Net loss for the year ended
 December 31, 1997                                                    --                  --                  --             (1,100)
                                                              ----------          ----------          ----------         ----------

Balance, December 31, 1997                                     9,975,354               9,975               1,780            (12,013)

Cancellation of common stock                                  (6,500,000)             (6,500)              6,500                 --

Expenses paid by shareholder
 on behalf of the Company                                             --                  --                 959                 --

Net loss for the year ended
 December 31, 1998                                                    --                  --                  --               (701)
                                                              ----------          ----------          ----------         ----------

Balance, December 31, 1998                                     3,475,354          $    3,475          $    9,239         $  (12,714)
                                                              ----------          ----------          ----------         ----------


                     See Accountants' Review Report and the
                       accompanying notes to the reviewed
                              financial statements.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)



                                                                                                                          Deficit
                                                                                                                        Accumulated
                                                                       Common Stock                  Additional          During the
                                                              -----------------------------            Paid-in           Development
                                                                Shares              Amount             Capital             Stage
                                                              ---------           ---------           ---------           ---------
Balance, December 31, 1998                                    3,475,354           $   3,475           $   9,239           $ (12,714)

Expenses paid by shareholder on
 behalf of the Company                                               --                  --               3,442                  --

Common stock issued for
 services valued at $0.001
 per share                                                    6,500,000               6,500                  --                  --

Net loss for the year ended
 December 31, 1999                                                   --                  --                  --             (12,748)
                                                              ---------           ---------           ---------           ---------

Balance, December 31, 1999                                    9,975,354               9,975              12,681             (25,462)

Expenses paid by shareholder
 on behalf of the Company                                            --                  --               4,548                  --

Net loss for the three months
 ended March 31, 2000                                                --                  --                  --              (3,242)
                                                              ---------           ---------           ---------           ---------

Balance, March 31, 2000                                       9,975,354           $   9,975           $  17,229           $ (28,704)
                                                              =========           =========           =========           =========





                     See Accountants' Review Report and the
                       accompanying notes to the reviewed
                              financial statements.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows



                                                                                                                            From
                                                                                             For the                   Inception on
                                                                                        Three Months Ended                May 15,
                                                                                            March 31,                  1995 Through
                                                                                 -----------------------------           March 31,
                                                                                    2000                1999               2000
                                                                                 --------             --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                                      $ (3,242)            $ (3,187)            $(28,704)
   Adjustments to reconcile net loss to
    cash used by operations:
     Common stock issued for stock                                                     --                   --               14,500
     Amortization                                                                      --                   --                  500
     Increase in other assets                                                          --                   --                 (500)
     Increase (decrease) in accounts payable                                       (1,306)               3,187                1,500
                                                                                 --------             --------             --------

       Net Cash Used by Operating Activities                                       (4,548)                  --              (12,704)
                                                                                 --------             --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES

   Expenses paid by shareholder                                                     4,548                   --               10,729
   Issuance of common stock                                                            --                   --                1,975
                                                                                 --------             --------             --------

       Net Cash Provided by Financing Activities                                    4,548                   --               12,704
                                                                                 --------             --------             --------

NET INCREASE (DECREASE) IN CASH                                                        --                   --                   --

CASH AT BEGINNING OF YEAR                                                              --                   --                   --
                                                                                 --------             --------             --------

CASH AT END OF YEAR                                                              $     --             $     --             $     --
                                                                                 ========             ========             ========

CASH PAID DURING THE YEAR FOR:

   Interest                                                                      $     --             $     --             $     --
   Income taxes                                                                  $     --             $     --             $     --

NON-CASH FINANCING ACTIVITIES

   Common stock issued for stock                                                 $     --             $     --             $     --



                     See Accountants' Review Report and the
                       accompanying notes to the reviewed
                              financial statements.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2000 and December 31, 1999


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

              c.  Basic Loss Per Share

                                                                     For the Three Months Ended
                                                                          March 31, 2000
                                                   ----------------------------------------------------------
                                                         Loss                Shares                Per Share
                                                        (Numerator)          (Denominator)           Amount
              Net loss                             $     (3,242)           9,975,354           $    (0.00)

                                                                     For the Three Months Ended
                                                                          March 31, 1999
                                                   ----------------------------------------------------------

                                                         Loss                Shares                Per Share
                                                        (Numerator)          (Denominator)           Amount

              Net loss                             $     (3,187)           9,975,354           $    (0.00)

              The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding.

              d.  Provision for Taxes

              The Company accounts for income taxes using Statement of Financial Accounting Standards No. 109, "Accounting for Income taxes." Under Statement 109, the liability method is used in accounting for income taxes.

              As of December 31, 1999, the Company had net operating loss carryforwards of approximately $28,700 that may be offset against future taxable income through 2020. The tax benefit of the net operating loss carryforwards is offset by a valuation allowance of the same amount due to the uncertainty that the carryforwards will be used before they expire.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2000 and December 31, 1999


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

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2000 and December 31, 1999


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

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations

General
-------

         Global Teledata Corporation was incorporated on May 15, 1995 as a Nevada Corporation under the name Television Networking, Inc. Global was incorporated for the purpose of entering the video production business. It ceased operations in 1996 and, since that time, has been inactive. In November 1998, in connection with a merger with another entity that was later rescinded by both parties, Global amended its articles of incorporation to change its name to Global Teledata Corporation.

         We are authorized to issue 15,000,000 shares of common stock, $0.001 par value, of which 9,975,354 shares were issued and outstanding as of June 30, 2000. We are authorized to issue 10,000,000 shares of preferred stock, $0.001 par value, none of which are issued and outstanding. Each holder of the common stock shall be entitled to one vote for each share held. The preferred stock may be divided into series or classes by us upon the approval of a majority vote of our directors.

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

         Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999.

Results of Operations
---------------------

Revenues
--------

         The Company currently has no established source of revenues. The revenues for both the three months ended March 31, 2000 and for the three months ended March 31, 1999 were $0.00.

General and Administrative Expenses
-----------------------------------

         General and administrative expenses for the three months ended March 31, 2000 were $3,242 as compared to $3,187 for the three months ended March 31, 1999, representing an increase of $55. The increase in general and administrative expenses was due to an increase in business development costs including professional fees and consulting fees.

Net Loss
--------

         As a result of the above, net loss for the three months ended March 31, 2000 was $3,242 as compared to the net loss of $3,187 for the three months ended March 31, 1999, representing an increase of $55.

Liquidity and Capital Resources

         To fund working capital requirements through March 31, 2000, the Company utilized cash reserves based upon equity funding from a shareholder in the amount of $4,548.

Cautionary Statement Regarding Forward-Looking Statements:
---------------------------------------------------------

         Certain statements contained in this Section and elsewhere in this report regarding matters that are not historical facts are forward-looking statements. Because such forward- looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. All statements which address operating performance, events or developments that management expects or anticipates to incur in the future, including statements relating to sales and earnings growth or statements expressing general optimism about future operating results, are forward- looking statements. The forward-looking statements are based on management's current views and assumptions regarding future events and operating performance. Many factors could cause actual results to differ materially from estimates contained in management's forward-looking statements. The differences may be caused by a variety of factors, including, but not limited to, adverse economic conditions, competitive pressures, inadequate capital, unexpected costs, lower revenues, net income and forecasts, the possibility of fluctuation and volatility of the Company's operating results and financial condition, inability to carry out marketing and sales plans and loss of key executives, among other things.

PART II.          OTHER INFORMATION
                  -----------------

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits required by Item 601 of Regulation S-B

                  The following exhibits are filed as part of this report:

                  Exhibits:

                  (27.1)   Financial Data Schedule

         (b)      Reports on Form 8-K

                  None.

                                    SIGNATURE
                                    ---------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized officers of the Registrant.


                                   Global Teledata Corporation,
                                   a Nevada corporation



                                   By:  /s/ Alan Pavsner
                                   ---  ----------------
                                        Alan Pavsner, President and Director
                                        (Principal Executive, Financial and
                                        Accounting Officer)



                                   By:  /s/ Mary Francis Pavsner
                                   ---  ------------------------
                                        Mary Francis Pavsner, Secretary




DATED:  June 30, 2000