Form 10QSB
period 2000-06-30
GLOBAL TELEDATA CORP
filed 2000-08-11
CIK 1103866

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934

         For the quarterly period ended        June 30, 2000
                                        --------------------

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
 ---

         For the transition period from               to
                                        --------------    ------------

                         Commission File Number: 0-29247

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

                 18870 Still Lake Drive, Jupiter, Florida 33458
            ---------------------------------------------------------
                     (Address of principal executive offices
                                 (561) 741-0410
                           -------------------------
                           (Issuer's telephone number)

                                       N/A
                           -------------------------
              (Former Name, former address and former fiscal year,
                         if changed since last Report.)

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,975,354 Common Stock as of August 8, 2000.

                           GLOBAL TELEDATA CORPORATION

                                      INDEX

PART I.           FINANCIAL INFORMATION
                  ---------------------

Item 1.           Financial Statements .

                  Consolidated Balance Sheets as of June 30, 2000 (unaudited) and December 31, 1999.

                  Consolidated Statements of Operations for the Three Months Ended June 30, 2000 and June 30,1999, the Six Months Ended June 30, 2000 and June 30, 1999, and for the Period from Inception (May 15, 1995) to June 30, 2000 (unaudited).

                  Consolidated Statements of Stockholders' Equity (Deficit) for the Period from Inception (May 15, 1995) to June 30, 2000 (unaudited).

                  Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2000 and June 30,1999, the Six Months Ended June 30, 2000 and June 30, 1999, and for the Period from Inception (May 15, 1995) to June 30, 2000 (unaudited).

                  Notes to Consolidated Financial Statements.

Item 2.           Management's Discussion and Analysis or Plan of Operations.

PART II.          OTHER INFORMATION
                  -----------------

Item 6.           Exhibits and Reports on Form 8-K.

PART I.           FINANCIAL INFORMATION
                  ---------------------

Item 1.           Financial Statements (unaudited)

Basis of Presentation
---------------------

         The accompanying unaudited consolidated financial statements of Global Teledata Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10- Q and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three month period ended June 30, 2000 and the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 1999 found in the Company's Form 10-KSB.

                           GLOBAL TELEDATA CORPORATION

                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                       June 30, 2000 and December 31, 1999

                           GLOBAL TELEDATA CORPORATION

                          (A Development Stage Company)
                                 Balance Sheets

                                                                            June 30,            December 31,
                                                                              2000                  1999
                                                                         -------------         ------------
                                                                          (Unaudited)

                                     ASSETS
CURRENT ASSETS

   Cash                                                                  $           -         $          -
                                                                         -------------         ------------
     Total Current Assets                                                            -                    -
                                                                         -------------         ------------
     TOTAL ASSETS                                                        $           -         $          -
                                                                         =============         ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

   Accounts payable                                                      $         540         $      2,806
                                                                         -------------         ------------
     Total Liabilities                                                             540                2,806
                                                                         -------------         ------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock; authorized 25,000,000 common shares
    at $0.001 par value; 9,975,354 and 9,975,354 shares
    issued and outstanding, respectively                                         9,975                9,975
   Additional paid-in capital                                                   19,933               12,681
   Deficit accumulated during development stage                                (30,448)             (25,462)
                                                                         -------------         ------------
     Total Stockholders' Equity (Deficit)                                         (540)              (2,806)
                                                                         -------------         ------------
     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                                   $           -         $          -
                                                                         =============         ============

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                   From
                                                For the                   For the               Inception on
                                           Six Months Ended         Three Months Ended          May 15, 1995
                                               June 30,                  June 30,                Through
                                     ------------------------     ------------------------       June 30,
                                         2000         1999            2000        1999            2000
                                     -----------  -----------     -----------  -----------     -----------
REVENUES                             $         -  $         -     $         -  $         -     $         -
                                     -----------  -----------     -----------  -----------     -----------

EXPENSES                                   4,986        6,374           1,744        3,187          30,448
                                     -----------  -----------     -----------  -----------     -----------

NET LOSS                             $    (4,986) $    (6,374)    $    (1,744) $    (3,187)    $   (30,448)
                                     ===========  ===========     ===========  ===========     ===========

BASIC LOSS PER SHARE                 $     (0.00) $     (0.00)    $     (0.00) $     (0.00)
                                     ===========  ===========     ===========  ===========

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING                           9,975,354    3,475,354       9,975,354    3,475,354
                                     ===========  ===========     ===========  ===========

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

                                                                                                         Deficit
                                                                                                       Accumulated
                                                                                    Additional         During the
                                                        Common Stock                 Paid-in          Development
                                                  Shares            Amount           Capital             Stage
                                             ----------------  ---------------   ---------------  ----------------
Balance at inception                                        -  $             -   $             -  $              -

Issuance of common stock
 at inception at $0.001 per share                   1,975,354            1,975                 -                 -

Net loss from inception to
 December 31, 1995                                          -                -                 -            (2,033)
                                             ----------------  ---------------   ---------------  ----------------

Balance, December 31, 1995                          1,975,354            1,975                 -            (2,033)

Common stock issued for
 acquisition of Marine Way, Inc.
 stock at $0.001 per share                          8,000,000            8,000                 -                 -

Expenses paid by shareholder
 on behalf of the Company                                   -                -               780                 -

Net loss for the year ended
 December 31, 1996                                          -                -                 -            (8,880)
                                             ----------------  ---------------   ---------------  ----------------

Balance, December 31, 1996                          9,975,354            9,975               780           (10,913)

Expenses paid by shareholder
 on behalf of the Company                                   -                -             1,000                 -

Net loss for the year ended
 December 31, 1997                                          -                -                 -            (1,100)
                                             ----------------  ---------------   ---------------  ----------------

Balance, December 31, 1997                          9,975,354            9,975             1,780           (12,013)

Cancellation of common stock                       (6,500,000)          (6,500)            6,500                 -

Expenses paid by shareholder
 on behalf of the Company                                   -                -               959                 -

Net loss for the year ended
 December 31, 1998                                          -                -                 -              (701)
                                             ----------------  ---------------   ---------------  ----------------

Balance, December 31, 1998                          3,475,354  $         3,475   $         9,239  $        (12,714)
                                             ----------------  ---------------   ---------------  ----------------

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                         Deficit
                                                                                                       Accumulated
                                                                                    Additional         During the
                                                        Common Stock                 Paid-in          Development
                                                  Shares            Amount           Capital             Stage
                                             ----------------  ---------------   ---------------  ----------------

Balance, December 31, 1998                          3,475,354  $         3,475   $         9,239  $        (12,714)

Expenses paid by shareholder on
 behalf of the Company                                      -                -             3,442                 -

Common stock issued for
 services valued at $0.001
 per share                                          6,500,000            6,500                 -                 -

Net loss for the year ended
 December 31, 1999                                          -                -                 -           (12,748)
                                             ----------------  ---------------   ---------------  ----------------

Balance, December 31, 1999                          9,975,354            9,975            12,681           (25,462)

Expenses paid by shareholder
 on behalf of the Company
 (unaudited)                                                -                -             7,252                 -

Net loss for the six months
 ended June 30, 2000 (unaudited)                            -                -                 -            (4,986)
                                             ----------------  ---------------   ---------------  ----------------

Balance, June 30, 2000
 (unaudited)                                        9,975,354  $         9,975   $        19,933  $        (30,448)
                                             ================  ===============   ===============  ================

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                         From
                                                       For the                   For the              Inception on
                                                  Six Months Ended         Three Months Ended         May 15, 1995
                                                      June 30,                  June 30,                Through
                                            ------------------------     ------------------------       June 30,
                                                2000         1999            2000        1999            2000
                                            -----------  -----------     -----------  -----------     -----------

CASH FLOWS FROM OPERATING
 ACTIVITIES

   Net loss                                 $   (4,986)  $   (6,374)     $    (1,744) $    (3,187)    $   (30,448)
   Adjustments to reconcile net loss to
    cash used by operations:
     Common stock issued for stock                   -            -                -            -          14,500
     Amortization                                    -            -                -            -             500
     Increase in other assets                        -            -                -            -            (500)
     Increase (decrease) in accounts
      payable                                   (2,266)       2,750             (960)         437             540
                                            ----------   ----------      -----------  -----------     ------------

       Net Cash Used by Operating
        Activities                              (7,252)      (3,624)          (2,704)      (2,750)         (15,408)
                                            ----------   ----------      -----------  -----------     ------------

CASH FLOWS FROM INVESTING
 ACTIVITIES                                          -            -                -            -                -
                                            ----------   ----------      -----------  -----------     ------------

CASH FLOWS FROM FINANCING
 ACTIVITIES

   Expenses paid by shareholder                  7,252        3,624            2,704        2,750           13,433
   Issuance of common stock                          -            -                -            -            1,975
                                            ----------   ----------      -----------  -----------     ------------

       Net Cash Provided by Financing

        Activities                               7,252        3,624            2,704        2,750           15,408
                                            ----------   ----------      -----------  -----------     ------------

NET INCREASE (DECREASE) IN
 CASH                                                -            -                -            -                -

CASH AT BEGINNING OF YEAR                            -            -                -            -                -
                                            ----------   ----------      -----------  -----------     ------------

CASH AT END OF YEAR                         $        -  $         -      $         -  $         -     $          -
                                            ==========  ===========      ===========  ===========     ============

CASH PAID DURING THE YEAR FOR:

   Interest                                 $        -  $         -      $         -  $         -     $          -
   Income taxes                             $        -  $         -      $         -  $         -     $          -

NON-CASH FINANCING ACTIVITIES

   Common stock issued for stock            $        -  $         -      $         -  $         -     $     14,500


                           GLOBAL TELEDATA CORPORATION

                          (A Development Stage Company)

                        Notes to the Financial Statements

                       June 30, 2000 and December 31, 1999

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

              c.  Basic Loss Per Share

                                     For the Three Months Ended
                                         June 30, 2000
                    --------------------------------------------------------
                        Loss                 Shares                Per Share
                     (Numerator)          (Denominator)             Amount
                    -------------         -------------            ---------
                      $    (1,744)           9,975,354            $    (0.00)


                                     For the Three Months Ended
                                         June 30, 1999
                    --------------------------------------------------------
                        Loss                 Shares                Per Share
                     (Numerator)          (Denominator)             Amount
                    -------------         -------------            ---------

                      $    (3,187)           3,475,354            $    (0.00)



                                     For the Six Months Ended
                                          June 30, 2000
                    --------------------------------------------------------
                         Loss                Shares                Per Share
                      (Numerator)         (Denominator)             Amount
                    -------------         -------------            ---------

                      $    (4,986)           9,975,354           $     (0.00)


                                     For the Six Months Ended
                                          June 30, 1999
                    --------------------------------------------------------
                         Loss                Shares                Per Share
                      (Numerator)         (Denominator)             Amount
                    -------------         -------------            ---------
                      $    (6,374)           3,475,354           $     (0.00)

              The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding.

                           GLOBAL TELEDATA CORPORATION

                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 2000 and December 31, 1999

NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              d.  Provision for Taxes

              The Company accounts for income taxes using Statement of Financial Accounting Standards No. 109, "Accounting for Income taxes." Under Statement 109, the liability method is used in accounting for income taxes.

              As of June 30, 2000, the Company had net operating loss carryforwards of approximately $30,500 that may be offset against future taxable income through 2020. The tax benefit of the net operating loss carryforwards is offset by a valuation allowance of the same amount due to the uncertainty that the carryforwards will be used before they expire.

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

              h.  Unaudited Financial Statements

              The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.

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

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 2000 and December 31, 1999

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

         We are authorized to issue 15,000,000 shares of common stock, $0.001 par value, of which 9,975,354 shares were issued and outstanding as of August 8, 2000. We are authorized to issue 10,000,000 shares of preferred stock, $0.001 par value, none of which are issued and outstanding. Each holder of the common stock shall be entitled to one vote for each share held. The preferred stock may be divided into series or classes by us upon the approval of a majority vote of our directors.

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

Results of Operations
---------------------

         Three Months Ended June 30, 2000 Compared to Three Months Ended
June 30, 1999 and Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999.

Revenues
--------

         The Company currently has no established source of revenues. The revenues for both the three months ended June 30, 2000 and for the three months ended June 30, 1999 were $0.00. The revenues for the six months ended June 30, 2000 and for the six months ended June 30, 1999 were $0.00.

General and Administrative Expenses
-----------------------------------

         General and administrative expenses for the three months ended June 30, 2000 were $1,744 as compared to $3,187 for the three months ended June 30, 1999, representing a decrease of $1,443. The decrease in general and administrative expenses was due to a decrease in business development costs including professional fees and consulting fees. General and administrative expenses for the six months ended June 30, 2000 were $4,986 as compared to $6,374 for the six months ended June 30, 1999. The decrease in general and administrative expenses was due to a decrease in business development costs including professional fees and consulting fees.

Net Loss
--------

         As a result of the above, net loss for the three months ended June 30, 2000 was $1,744 as compared to the net loss of $3,187 for the three months ended June 30, 1999, representing a decrease of $1,443. Net loss for the six months ended June 30, 2000 was $4,986 as compared to the net loss of $6,374 for the six months ended June 30, 1999, representing a decrease of $1,388.

Liquidity and Capital Resources
-------------------------------

         To fund working capital requirements through June 30, 2000, the Company utilized cash reserves based upon equity funding from a shareholder in the amount of $7,252.

Cautionary Statement Regarding Forward-Looking Statements
---------------------------------------------------------

         Certain statements contained in this Section and elsewhere in this report regarding matters that are not historical facts are forward-looking statements. Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. All statements which address operating performance, events or developments that management expects or anticipates to incur in the future, including statements relating to sales and earnings growth or statements expressing general optimism about future operating results, are forward-looking statements. The forward-looking statements are based on management's current views and assumptions regarding future events and operating performance. Many factors could cause actual results to differ materially from estimates contained in management's forward-looking statements. The differences may be caused by a variety of factors, including, but not limited to, adverse economic conditions, competitive pressures, inadequate capital, unexpected costs, lower revenues, net income and forecasts, the possibility of fluctuation and volatility of the Company's operating results and financial condition, inability to carry out marketing and sales plans and loss of key executives, among other things.

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

                                      Global Teledata Corporation,
                                      a Nevada corporation



                                      By: /s/ Alan Pavsner
                                          --------------------------------------
                                           Alan Pavsner, President and Director
                                           (Principal Executive, Financial and
                                           Accounting Officer)



                                      By: /s/ Mary Francis Pavsner
                                          --------------------------------------
                                           Mary Francis Pavsner, Secretary

DATED: August 11, 2000