Form 10QSB
period 2000-09-30
GLOBAL TELEDATA CORP
filed 2000-11-13
CIK 1103866

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended        September 30, 2000
                                        -------------------------

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from _____________ to _____________

                         Commission File Number: 0-29247
                                    --------

                           Global Teledata Corporation
              ----------------------------------------------------
        (Exact name of Small Business Issuer as specified in its Charter)

            NEVADA                                           65-0693103
-----------------------------                          ---------------------
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

                                       N/A
                                       ---

         (Former Name, former address and former fiscal year, if changed since last Report.)

         Check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes X   No
                 ---    ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,975,354 Common Stock as of September 30, 2000.

                           GLOBAL TELEDATA CORPORATION

                                      INDEX

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements.

                  Consolidated Balance Sheets as of September 30, 2000 (unaudited) and December 31, 1999.

                  Consolidated Statements of Operations for the Three Months Ended September 30, 2000 and September 30,1999, the Nine Months Ended September 30, 2000 and September 30, 1999, and for the Period from Inception (May 15, 1995) to September 30, 2000 (unaudited).

                  Consolidated Statements of Stockholders' Equity (Deficit) for the Period from Inception (May 15, 1995) to September 30, 2000 (unaudited).

                  Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2000 and September 30,1999, the Nine Months Ended September 30, 2000 and June 30, 1999, and for the Period from Inception (May 15, 1995) to September 30, 2000 (unaudited).

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

Item 6.           Exhibits and Reports on Form 8-K.

PART I.           FINANCIAL INFORMATION
                  ---------------------

Item 1.           Financial Statements (unaudited)

Basis of Presentation
---------------------

         The accompanying unaudited consolidated financial statements of Global Teledata Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10- Q and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three month period ended September 30, 2000 and the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 1999 found in the Company's Form 10-KSB.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS
                                     ------

                                                                             September 30,          December 31,
                                                                               2000                 1999
                                                                         -----------------     -----------------
                                                                             (Unaudited)

CURRENT ASSETS

   Cash                                                                  $          -          $          -
                                                                         -----------------     -----------------

     Total Current Assets                                                           -                     -
                                                                         -----------------     -----------------

     TOTAL ASSETS                                                        $          -          $          -
                                                                         =================     =================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                                      $           3,325     $           2,806
                                                                         -----------------     -----------------

     Total Liabilities                                                               3,325                 2,806
                                                                         -----------------     -----------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock; authorized 25,000,000 common shares
    at $0.001 par value; 9,975,354 shares issued and
    outstanding                                                                      9,975                 9,975
   Additional paid-in capital                                                       20,572                12,681
   Deficit accumulated during development stage                                    (33,872)              (25,462)
                                                                         -----------------     -----------------

     Total Stockholders' Equity (Deficit)                                           (3,325)               (2,806)
                                                                         -----------------     -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                                   $          -          $          -
                                                                         =================     =================

                                       4



                                                   GLOBAL TELEDATA CORPORATION
                                                  (A Development Stage Company)
                                                     Statements of Operations
                                                           (Unaudited)


                                                                                                                     From
                                                   For the                               For the                 Inception on
                                               Nine Months Ended                     Three Months Ended         May 15, 1995
                                                  September 30,                         September 30,              Through
                                     ------------------------------------------------------------------------    September 30,
                                          2000               1999                 2000             1999              2000
                                     ----------------  -------------------  ----------------  ---------------  ----------------

REVENUES                             $         -       $            -       $         -       $        -       $         -
                                     ----------------  -------------------  ----------------  ---------------  ----------------

EXPENSES                                        8,410                9,561             3,424            3,187            33,872
                                     ----------------  -------------------  ----------------  ---------------  ----------------

NET LOSS                             $         (8,410) $            (9,561) $         (3,424) $        (3,187) $        (33,872)
                                     ================  ===================  ================  ===============  ================

BASIC LOSS PER SHARE                 $          (0.00) $             (0.00) $          (0.00) $         (0.00)
                                     ================  ===================  ================  ===============

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING                                9,975,354            3,475,354         9,975,354        3,475,354
                                     ================  ===================  ================  ===============



                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)


                                                                                                      Deficit
                                                                                                    Accumulated
                                                               Common Stock      Additional          During the
                                             ---------------------------------     Paid-in          Development
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



                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                                     Deficit
                                                                                                    Accumulated
                                                               Common Stock        Additional        During the
                                             ---------------------------------       Paid-in        Development
                                                 Shares            Amount            Capital           Stage
                                             ----------------  ---------------   ---------------  ----------------

Balance, December 31, 1998                          3,475,354  $         3,475   $         9,239  $        (12,714)

Expenses paid by shareholder on
 behalf of the Company                                 -                -                  3,442            -

Common stock issued for
 services valued at $0.001
 per share                                          6,500,000            6,500            -                 -

Net loss for the year ended
 December 31, 1999                                     -                -                 -                (12,748)
                                             ----------------  ---------------   ---------------  ----------------

Balance, December 31, 1999                          9,975,354            9,975            12,681           (25,462)

Expenses paid by shareholder
 on behalf of the Company
 (unaudited)                                           -                -                  7,891            -

Net loss for the nine months
 ended September 30, 2000
 (unaudited)                                           -                -                 -                 (8,410)
                                             ----------------  ---------------   ---------------  ----------------

Balance, September 30, 2000
 (unaudited)                                        9,975,354  $         9,975   $        20,572  $        (33,872)
                                             ================  ===============   ===============  ================




                                                    GLOBAL TELEDATA CORPORATION
                                                   (A Development Stage Company)
                                                     Statements of Cash Flows
                                                            (Unaudited)


                                                                                                                       From
                                                         For the                            For the                  Inception on
                                                     Nine Months Ended                  Three Months Ended           May 15, 1995
                                                       September 30,                      September 30,                Through
                                            --------------------------------------------------------------------    September 30,
                                                2000             1999               2000            1999               2000
                                            ----------------  ---------------   ---------------  ---------------   --------------

CASH FLOWS FROM OPERATING
 ACTIVITIES

   Net loss                                 $         (8,410) $        (9,561)  $        (3,424) $        (3,187)  $      (33,872)
   Adjustments to reconcile net loss to
    cash used by operations:
     Common stock issued for stock                    -                -                 -                -                14,500
     Amortization                                     -                -                 -                -                   500
     Increase in other assets                         -                -                 -                -                  (500)
     Increase (decrease) in accounts
      payable                                            519            3,187             2,785              437            3,325
                                            ----------------  ---------------   ---------------  ---------------   --------------

       Net Cash Used by Operating

        Activities                                    (7,891)          (6,374)             (639)          (2,750)         (16,047)
                                            ----------------  ---------------   ---------------  ---------------   --------------

CASH FLOWS FROM INVESTING
 ACTIVITIES                                           -                -                 -                -                -
                                            ----------------  ---------------   ---------------  ---------------   ---------------

CASH FLOWS FROM FINANCING
 ACTIVITIES

   Expenses paid by shareholder                        7,891            6,374               639            2,750           14,072
   Issuance of common stock                           -                -                 -                -                 1,975
                                            ----------------  ---------------   ---------------  ---------------   --------------

       Net Cash Provided by Financing

        Activities                                     7,891            6,374               639            2,750           16,047
                                            ----------------  ---------------   ---------------  ---------------   --------------

NET INCREASE (DECREASE) IN
 CASH                                                 -                -                 -                -                -

CASH AT BEGINNING OF YEAR                             -                -                 -                -                -
                                            ----------------  ---------------   ---------------  ---------------   --------------

CASH AT END OF YEAR                         $         -       $        -        $        -       $        -        $       -
                                            ================  ===============   ===============  ===============   ==============

CASH PAID DURING THE YEAR FOR:

   Interest                                 $         -       $        -        $        -       $        -        $       -
   Income taxes                             $         -       $        -        $        -       $        -        $       -

NON-CASH FINANCING ACTIVITIES

   Common stock issued for stock            $         -       $        -        $        -       $        -        $       14,500


                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2000 and December 31, 1999

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

              c.  Basic Loss Per Share

                                         For the Nine Months Ended
                                              September 30, 2000
                  --------------------------------------------------------------

                        Loss                Shares                Per Share
                       (Numerator)          (Denominator)           Amount
                  ------------------    -----------------     -----------------

                  $           (8,410)           9,975,354     $           (0.00)

                                         For the Nine Months Ended
                                              September 30, 1999
                  --------------------------------------------------------------

                        Loss                Shares                Per Share
                       (Numerator)          (Denominator)           Amount
                  ------------------    -----------------     -----------------

                  $           (9,561)           3,475,354     $           (0.00)

                                           For the Three Months Ended
                                              September 30, 2000
                  --------------------------------------------------------------

                        Loss                Shares                Per Share
                       (Numerator)          (Denominator)           Amount
                  ------------------    -----------------     -----------------

                  $           (3,424)           9,975,354     $           (0.00)

                                          For the Three Months Ended
                                              September 30, 1999
                  --------------------------------------------------------------

                        Loss                Shares                Per Share
                       (Numerator)          (Denominator)           Amount
                  ------------------    -----------------     -----------------

                  $           (3,187)           3,475,354     $           (0.00)

              The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2000 and December 31, 1999

NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              d.  Provision for Taxes

              The Company accounts for income taxes using Statement of Financial Accounting Standards No. 109, "Accounting for Income taxes." Under Statement 109, the liability method is used in accounting for income taxes.

              As of September 30, 2000, the Company had net operating loss carryforwards of approximately $34,000 that may be offset against future taxable income through 2020. The tax benefit of the net operating loss carryforwards is offset by a valuation allowance of the same amount due to the uncertainty that the carryforwards will be used before they expire.

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

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2000 and December 31, 1999

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

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operations

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

         We are authorized to issue 25,000,000 shares of common stock, $0.001 par value, of which 9,975,354 shares were issued and outstanding as of September 30, 2000. We are authorized to issue 10,000,000 shares of preferred stock, $0.001 par value, none of which are issued and outstanding. Each holder of the common stock shall be entitled to one vote for each share held. The preferred stock may be divided into series or classes by us upon the approval of a majority vote of our directors.

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

Results of Operations
---------------------

         Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999 and Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999.

Revenues
--------

         The Company currently has no established source of revenues. The revenues for both the three months ended September 30, 2000 and for the three months ended September 30, 1999 were $0.00. The revenues for the nine months ended September 30, 2000 and for the nine months ended September 30, 1999 were $0.00.

General and Administrative Expenses
-----------------------------------

         General and administrative expenses for the three months ended September 30, 2000 were $3,424 as compared to $3,187 for the three months ended September 30, 1999, representing an increase of $237. The increase in general and administrative expenses was due to an increase in business development costs including professional fees and consulting fees. General and administrative expenses for the nine months ended September 30, 2000 were $8,410 as compared to $9,561 for the nine months ended September 30, 1999. The decrease in general and administrative expenses was due to an overall decrease in business development costs including professional fees and consulting fees from the first nine months of 1999 to the first nine months of 2000.

Net Loss
--------

         As a result of the above, net loss for the three months ended September 30, 2000 was $3,424 as compared to the net loss of $3,187 for the three months ended September 30, 1999, representing an increase of $237. Net loss for the nine months ended September 30, 2000 was $8,410 as compared to the net loss of $9,561 for the nine months ended September 30, 1999, representing a decrease of $1,151.

Liquidity and Capital Resources
-------------------------------

         To fund working capital requirements through September 30, 2000, the Company utilized cash reserves based upon equity funding from a shareholder in the amount of $7,891.

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

                                      Global Teledata Corporation,
                                      a Nevada corporation



                                      By: /s/ Alan Pavsner
                                          -------------------------------------
                                           Alan Pavsner, President and Director
                                           (Principal Executive, Financial and
                                           Accounting Officer)



                                      By: /s/ Mary Francis Pavsner
                                          -------------------------------------
                                           Mary Francis Pavsner, Secretary

DATED: November 9, 2000