Form 10KSB
period 2000-12-31
GLOBAL TELEDATA CORP
filed 2001-02-27
CIK 1103866

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                         Commission file number 0-29247


                           GLOBAL TELEDATA CORPORATION
                           ---------------------------
                 (Name of Small Business Issuer in its Charter)


                                Nevada 65-0693103
                               -------------------
                (State or Other Jurisdiction of (I.R.S. Employer
               Incorporation or Organization) Identification No.)


                 18870 Still Lake Drive, Jupiter, Florida 33458
                 ----------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (561) 741-0410
                                 --------------
                           (Issuer's Telephone Number)


              Securities registered under Section 12(b) of the Act:
              -----------------------------------------------------
                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $-0-

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: No trading market exists and no trading has been effected.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: February 21, 2001:
9,975,354 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None

         Transitional Small Business Disclosure Format (Check One)

                               Yes           No   X
                                  -----         -----

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

         We are authorized to issue 15,000,000 shares of common stock, $0.001 par value, of which 9,975,354 shares were issued and outstanding as of February 21, 2001. We are authorized to issue 10,000,000 shares of preferred stock, $0.001 par value, none of which are issued and outstanding. Each holder of the common stock shall be entitled to one vote for each share held. The preferred stock may be divided into series or classes by us upon the approval of a majority vote of our directors.

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

Speculative Nature of Company's Proposed Operations.

         The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While we intend to seek business combination(s) with entities having established operating histories, there can be no assurance that we will be successful in locating candidates meeting these criteria. In the event that we complete a business combination, our success may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

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

No Agreement For Business Combination or Other Transaction - No Standards For Business Combination.

         We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. We have not identified any particular industry or specific business within an industry for evaluation by us. There is no assurance we will be able to negotiate a business combination on favorable terms. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved, and without which we would not consider a business combination in any form with such business opportunity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         On February 5, 2001, we obtained an unpriced quotation for our common stock on the Over the Counter Bulletin Board (trading symbol GDAC). It is our belief that maintaining a listing on the Over the Counter Bulletin Board will assist us in facilitating our business plan. Currently, no trading market exists for our common stock and no trades have been effected.

         As of February 21, 2001, there were approximately 408 holders of record of our common stock.

         We have never paid dividends on our Common Stock since our incorporation in 1995. We intend to retain earnings for use in our business and therefore do not anticipate paying dividends in the foreseeable future.

ITEM 6.  PLAN OF OPERATION

         For the year ended December 31, 2000, Global had a net loss of $15,977 as compared to a net loss of $12,748 for the year ended December 31, 1999. The cumulative net loss from inception through December 31, 2000 was $41,439. The net losses for these periods represent expenses associated with the ongoing administration of the Company and compliance with self-regulatory requirements pending development of operations or completion of an appropriate acquisition. At December 31, 2000, the Company carried no assets. Operations have been sustained through the contributions of its principal shareholder, Marine Way, Inc. as needed. On February 5, 2001, NASD Regulation cleared the Company's Rule 211 application for the listing of its securities on the OTC Bulletin Board subject to clearance of a subsequent quotation. Management believes that clearance for inclusion on the OTC Bulletin Board represents a significant milestone and will provide Global with greater opportunities to consummate an appropriate acquisition.

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

         With respect to any merger or acquisition, negotiations with target company management is expected to focus on the percentage of our common stock the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our shareholders will in all likelihood hold a substantially lesser percentage ownership interest in us following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our shareholders at that time.

         We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with our attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

         As previously stated, we will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. We will be subject to all of the reporting requirements included in the 1934 Act. Included in these requirements is the affirmative duty to file independent audited financial statements as part of our Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the 1934 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable, at the discretion of our present management. If such a transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse us for all costs associated with the proposed transaction.

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

Investment Advisor Act of 1940

         We are not an "investment adviser" under the Federal Investment Adviser Act of 1940, which classification would involve a number of negative considerations. Accordingly, we will not furnish or distribute advice, counsel, publications, writings, analysis or reports to anyone relating to the purchase or sale of any securities within the language, meaning and intent of Section 2(a)(11) of the Investment Adviser Act of 1940, 15 U.S.C.

ITEM 10. EXECUTIVE COMPENSATION

         None of our executive officers or directors received any form of compensation from us in the past three fiscal years.

         It is possible that, after we successfully consummates a merger or acquisition with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of its management for the purposes of providing services to the surviving entity, or otherwise provide other compensation to such persons. However, we have adopted a policy whereby the offer of any post-transaction remuneration to members of management will not be a consideration in our decision to undertake any proposed transaction. Members of our board have agreed to disclose to the entire board of directors any discussions concerning possible compensation to be paid to them by any entity which proposes to undertake a transaction with us.

         We have not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of employees.

ITEM 11.  PRINCIPAL SHAREHOLDERS

         The following table sets forth certain information as of February 21, 2001 regarding beneficial ownership of our common stock by (i) each stockholder known us to be the beneficial owner of more than 5% of our common stock, (ii) by each director and executive officer and (iii) by all executive officers and directors as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned. The address of all shareholders in this table is 18870 Still Lake Drive, Jupiter, Florida 33458.

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

         Alan Pavsner is the sole shareholder of Marine Way, and serves as our president and director. Mary Francis Pavsner is Mr. Pavsner's spouse. She serves as our secretary. Although Ms. Pavsner could be deemed to own beneficially the shares of common stock held by Marine Way, she disclaims this ownership.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On January 2, 1996, we entered into a stock exchange agreement whereby we acquired 100 shares of the voting stock of the Marine Way, Inc. in exchange for 8,000,000 shares of our common stock. The investment has been determined to have no value and has been written off.

         On September 30, 1996, we entered into an acquisition agreement whereby we acquired 100% of the issued and outstanding shares of Armor Insurance Co., Inc. in exchange for 8,000,000 shares of our common stock. The agreement was subsequently rescinded and the shares issued were canceled. The rescission has been recorded retroactively in the financial statements as not having occurred.

         In 1998, we canceled 6,500,000 shares of common stock as part of a merger agreement with International Computer Resources, Inc. The shares were part of a 1996 issuance to Marine Way, Inc. The merger with International Computer Resources, Inc. was not completed and the shares were reissued to Marine Way, Inc. on November 16, 1999, restoring all stockholders back to pre-merger status.

         Other than described above, there have been no related party transactions, or any other transactions or relationships required to be disclosed.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

         3.1(a)   Articles of Incorporation of Global Teledata Corporation(1)

         3.1(b) Amendment to the Articles of Incorporation of Global Teledata Corporation(2)

         3.1(c)   Certificate of Merger(1)

         (1) Previously filed with our Form 10-SB Registration Statement on January 31, 2000.

         (2) Previously filed with our Form 10-KSB for the fiscal year ended December 31, 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunder duly authorized .

                                              GLOBAL TELEDATA CORPORATION

                                              /s/  Alan Pavsner
                                              ------------------------------
                                              Alan Pavsner, President

         In accordance with the Exchange Act, this Report was signed by the following persons in the capacities and on the dates stated.

Signatures                            Title                          Date
----------                            -----                          ----

                                  President and
                                  Director (Principal
                                  Executive, Financial
 Alan Pavsner                     and Accounting Officer)
----------------------------
Alan Pavsner                                                  February 26, 2001




Mary Francis Pavsner              Secretary
----------------------------
Mary Francis Pavsner                                         February 26, 2001

                           GLOBAL TELEDATA CORPORATION

                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                December 31, 2000

                                 C O N T E N T S

Independent Auditors' Report.............................................F-3

Balance Sheet............................................................F-4

Statements of Operations.................................................F-5

Statements of Stockholders' Equity (Deficit).............................F-6

Statements of Cash Flows.................................................F-8

Notes to the Financial Statements........................................F-9

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

The Board of Directors
Global Teledata Corporation
(A Development Stage Company)
Jupiter, Florida

We have audited the accompanying balance sheet of Global Teledata Corporation (a development stage company), as of December 31, 2000 and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2000 and 1999 and from inception on May 15, 1995 through December 31, 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Teledata Corporation (a development stage company), as of December 31, 2000 and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 and from inception on May 15, 1995 through December 31, 2000 in conformity with generally accepted accounting principles.

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

HJ & Associates, LLC
Salt Lake City, Utah
February 12, 2001

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                                  Balance Sheet

                                                                    December 31,
                                                                        2000
                                                                      --------
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
                                                                       ========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

   Accounts payable                                                    $  1,284
                                                                       --------

     Total Liabilities                                                    1,284
                                                                       --------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock; authorized 25,000,000 common shares
    at $0.001 par value; 9,975,354 shares issued and
    outstanding                                                           9,975
   Additional paid-in capital                                            30,180
   Deficit accumulated during development stage                         (41,439)
                                                                       --------

     Total Stockholders' Equity (Deficit)                                (1,284)
                                                                       --------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)              $     --
                                                                       ========


   The accompanying notes are an integral part of these financial statements.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                            Statements of Operations

                                                                      From
                                                                   Inception on
                                                                     May 15,
                                      For the Years Ended          1995 Through
                                           December 31,             December 31,
                                  ----------------------------      -----------
                                      2000             1999             2000
                                  -----------      -----------      -----------

REVENUE                           $        --      $        --      $        --

EXPENSES                              (15,977)         (12,748)         (41,439)
                                  -----------      -----------      -----------

NET LOSS                          $   (15,977)     $   (12,748)     $   (41,439)
                                  ===========      ===========      ===========

BASIC LOSS PER SHARE              $     (0.00)     $     (0.00)
                                  ===========      ===========

WEIGHTED AVERAGE SHARES
 OUTSTANDING                        9,975,354        5,416,450
                                  ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
               From Inception on May 15, 1995 to December 31, 2000

                                                                                                        Deficit
                                                                                                      Accumulated
                                                    Common Stock                    Additional         During the
                                            -------------------------------         Paid-in            Development
                                              Shares              Amount             Capital              Stage
                                            ----------          ----------          ----------         ----------
Balance at inception on
 May 15, 1995                                       --          $       --          $       --         $       --

Issuance of common stock
 at inception at $0.001 per share            1,975,354               1,975                  --                 --

Net loss from inception to
 December 31, 1995                                  --                  --                  --             (2,033)
                                            ----------          ----------          ----------         ----------

Balance, December 31, 1995                   1,975,354               1,975                  --             (2,033)

Common stock issued for
 acquisition of Marine Way, Inc.
 stock at $0.001 per share                   8,000,000               8,000                  --                 --

Expenses paid by shareholder
 on behalf of the Company                           --                  --                 780                 --

Net loss for the year ended
 December 31, 1996                                  --                  --                  --             (8,880)
                                            ----------          ----------          ----------         ----------

Balance, December 31, 1996                   9,975,354               9,975                 780            (10,913)

Expenses paid by shareholder
 on behalf of the Company                           --                  --               1,000                 --

Net loss for the year ended
 December 31, 1997                                  --                  --                  --             (1,100)
                                            ----------          ----------          ----------         ----------

Balance, December 31, 1997                   9,975,354               9,975               1,780            (12,013)

Cancellation of common stock                (6,500,000)             (6,500)              6,500                 --

Expenses paid by shareholder
 on behalf o the Company                            --                  --                 959                 --

Net loss for the year ended
 December 31, 1998                                  --                  --                  --               (701)
                                            ----------          ----------          ----------         ----------

Balance, December 31, 1998                   3,475,354          $    3,475          $    9,239         $  (12,714)
                                            ----------          ----------          ----------         ----------

   The accompanying notes are an integral part of these financial statements.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
               From Inception on May 15, 1995 to December 31, 2000

                                                                                                       Deficit
                                                                                                      Accumulated
                                                    Common Stock                   Additional         During the
                                            -------------------------------         Paid-in            Development
                                              Shares              Amount             Capital              Stage
                                            ----------          ----------          ----------         ----------
Balance, December 31, 1998                  3,475,354           $   3,475           $   9,239           $ (12,714)

Expenses paid by shareholder
 on behalf of the Company                          --                  --               3,442                  --

Common stock issued for services
 valued at $0.001 per share                 6,500,000               6,500                  --                  --

Net loss for the year ended
 December 31, 1999                                 --                  --                  --             (12,748)
                                            ---------           ---------           ---------           ---------

Balance, December 31, 1999                  9,975,354               9,975              12,681             (25,462)

Expenses paid by shareholder
 on behalf of the Company                          --                  --              17,499                  --

Net loss for the year ended
 December 31, 2000                                 --                  --                  --             (15,977)
                                            ---------           ---------           ---------           ---------

Balance, December 31, 2000                  9,975,354           $   9,975           $  30,180           $ (41,439)
                                            =========           =========           =========           =========


   The accompanying notes are an integral part of these financial statements.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                    From
                                                                                                 Inception on
                                                             For the Years Ended                   May 15,
                                                                 December 31,                   1995 Through
                                                          -----------------------------           December 31,
                                                            2000                 1999                 2000
                                                          --------             --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                               $(15,977)            $(12,748)            $(41,439)
   Adjustments to reconcile net loss to
    cash used by operations:
     Common stock issued for services                           --                6,500               14,500
     Amortization                                               --                   --                  500
   Changes in operating assets and
   liabilities:
     Increase in other assets                                   --                   --                 (500)
     Increase (decrease) in accounts payable                (1,522)               2,806                1,284
                                                          --------             --------             --------

       Net Cash Used by Operating Activities               (17,499)              (3,442)             (25,655)
                                                          --------             --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES                            --                   --                   --
                                                          --------             --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES

   Expenses paid by shareholder                             17,499                3,442               23,680
   Issuance of common stock                                     --                   --                1,975
                                                          --------             --------             --------

       Net Cash Provided by Financing Activities            17,499                3,442               25,655
                                                          --------             --------             --------

NET INCREASE (DECREASE) IN CASH                                 --                   --                   --

CASH AT BEGINNING OF PERIOD                                     --                   --                   --
                                                          --------             --------             --------

CASH AT END OF PERIOD                                     $     --             $     --             $     --
                                                          ========             ========             ========

CASH PAID DURING THE PERIOD FOR:

   Interest                                               $     --             $     --             $     --
   Income taxes                                           $     --             $     --             $     --

NON-CASH FINANCING ACTIVITIES

   Common stock issued for services                       $     --             $  6,500             $ 14,500

   The accompanying notes are an integral part of these financial statements.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 2000

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

              c.  Basic Loss per Share
                                               For the Year Ended
                                               December 31, 2000
                              ------------------------------------------------
                                  Loss              Shares          Per Share
                              (Numerator)        (Denominator)        Amount
                              -----------        -------------      ---------

                Net loss        $ (15,977)         9,975,354         $  (0.00)
                                =========          =========         ========


                                               For the Year Ended
                                               December 31, 2000
                              ------------------------------------------------
                                  Loss              Shares          Per Share
                              (Numerator)        (Denominator)        Amount
                              -----------        -------------      ---------

                Net loss        $ (12,748)         5,416,450         $  (0.00)
                                =========          =========         ========

              The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding.

              d.  Provision for Taxes

              The Company accounts for income taxes using Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under Statement 109, the liability method is used in accounting for income taxes.

              As of December 31, 2000, the Company had net operating loss carryforwards of approximately $41,000 that may be offset against future taxable income through 2020. The tax benefit of the net operating loss carryforwards is offset by a valuation allowance of the same amount due to the uncertainty that the carryforwards will be used before they expire.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 2000

NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              d.  Provision for Taxes (Continued)

              The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                                                                            For the Years Ended
                                                                                                December 31,
                                                                                        -----------------------------
                                                                                          2000                 1999
                                                                                        --------             --------
              Income tax benefit at statutory rate                                      $ (6,071)            $ (4,844)
              Change in valuation allowance                                                6,071                4,844
                                                                                        --------             --------
                                                                                        $     --             $     --
                                                                                        ========             ========

              Deferred tax assets (liabilities) are comprised of the following:

                                                                                                December 31,
                                                                                        -----------------------------
                                                                                          2000                 1999
                                                                                        --------             --------
              Income tax benefit at statutory rate                                      $(15,747)            $ (9,676)
              Change in valuation allowance                                               15,747                9,676
                                                                                        --------             --------
                                                                                        $     --             $     --
                                                                                        ========             ========

              Due to the change in ownership provisions of the Tax Reform act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

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

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 2000

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