Form 10QSB
period 2001-03-31
GLOBAL TELEDATA CORP
filed 2001-04-30
CIK 1103866

ATLAS PEARLMAN, P.A.
                     350 East Las Olas Boulevard, Suite 1700
                         Fort Lauderdale, Florida 33301


                                 April 25, 2001


Securities and Exchange Commission
Office of Small Business
Judiciary Plaza
450 Fifth Street, N.W.
Washington, D.C.  20549

Attention:  Filing Desk

         Re:      Global Teledata Corporation (the "Company") Form 10-Q/SB
                  ---------------------------------------------------------

Dear Sir/Madam:

         Enclosed for electronic filing on behalf of the Company is the Form 10-Q/SB.

         Should you have any questions or comments regarding the enclosed, please call the undersigned collect at (954) 763-1200.

                                                     Very truly yours,

                                                     ATLAS PEARLMAN, P.A.


                                                     By:  /s/ Clint J. Gage
                                                        ------------------------
                                                           Clint J. Gage

CJG

cc:      Global Teledata Corporation

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934


         For the quarterly period ended        March 31, 2001
                                        ------------------------------------

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
 ---

         For the transition period from               to
                                        --------------   ------------------

                         Commission File Number: 0-29247

                           Global Teledata Corporation
     -----------------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its Charter)

            NEVADA                                      65-0693103
-----------------------------                ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                 18870 Still Lake Drive, Jupiter, Florida 33458
      ---------------------------------------------------------------------
                     (Address of principal executive offices

                                 (561) 741-0410
                          -----------------------------
                           (Issuer's telephone number)

                                       N/A
                          -----------------------------
 (Former Name, former address and former fiscal year, if changed since last Report.)

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,975,354 Common Stock as of March 31, 2001.

                           GLOBAL TELEDATA CORPORATION

                                      INDEX


PART I.           FINANCIAL INFORMATION
                  ----------------------

Item 1.           Financial Statements.

                  Consolidated Balance Sheets as of March 31, 2001 (unaudited) and December 31, 2001.

                  Consolidated Statements of Operations for the Three Months Ended March 31, 2001 and March 31, 2000, and for the Period from Inception (May 15, 1995) to March 31, 2001 (unaudited).

                  Consolidated Statements of Stockholders' Equity (Deficit) for the Period from Inception (May 15, 1995) to March 31, 2001 (unaudited).

                  Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001, and March 31, 2000, and for the Period from Inception (May 15, 1995) to March 31, 2001 (unaudited).

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

Item 6.           Exhibits and Reports on Form 8-K.

PART I.           FINANCIAL INFORMATION
                  ---------------------

Item 1.           Financial Statements (unaudited)

Basis of Presentation
---------------------

         The accompanying unaudited consolidated financial statements of Global Teledata Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10- Q and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2000 found in the Company's Form 10-KSB.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS
                                     ------

                                                                            March 31,           December 31,
                                                                              2001                 2000
                                                                            --------             --------
                                                                          (Unaudited)
CURRENT ASSETS
   Cash                                                                     $     --              $     --
                                                                            --------              --------

     Total Current Assets                                                         --                    --
                                                                            --------              --------

     TOTAL ASSETS                                                           $     --              $     --
                                                                            ========              ========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

   Accounts payable                                                         $  2,071              $  1,284
                                                                            --------              --------

     Total Liabilities                                                         2,071                 1,284
                                                                            --------              --------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock; authorized 25,000,000 common shares
    at $0.001 par value; 9,975,354 and 9,975,354 shares
    issued and outstanding, respectively                                       9,975                 9,975
   Additional paid-in capital                                                 35,426                30,180
   Deficit accumulated during development stage                              (47,472)              (41,439)
                                                                            --------              --------

     Total Stockholders' Equity (Deficit)                                     (2,071)               (1,284)
                                                                            --------              --------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                                      $     --              $     --
                                                                            ========              ========

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                           From
                                                                                       Inception on
                                                         For the                          May 15,
                                                     Three Months Ended                1995 Through
                                                         March 31,                        March 31,
                                              -------------------------------           -----------
                                                  2001               2000                   2001
                                              -----------         -----------           -----------
REVENUES                                      $        --         $        --           $        --

EXPENSES                                           (6,033)             (3,242)              (47,472)
                                              -----------         -----------           -----------

NET LOSS                                      $    (6,033)        $    (3,242)          $   (47,472)
                                              ===========         ===========           ===========

BASIC LOSS PER SHARE                          $     (0.00)        $     (0.00)
                                              ===========         ===========

WEIGHTED AVERAGE SHARES
 OUTSTANDING                                    9,975,354           9,975,354
                                              ===========         ===========

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)


                                                                                                          Deficit
                                                                                                        Accumulated
                                                     Common Stock                    Additional          During the
                                              -----------------------------            Paid-in          Development
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

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                          Deficit
                                                                                                        Accumulated
                                                     Common Stock                    Additional          During the
                                              -----------------------------            Paid-in          Development
                                                Shares              Amount             Capital             Stage
                                              ----------          ----------          ----------         ----------

Balance, December 31, 1998                     3,475,354          $   3,475          $   9,239          $ (12,714)

Expenses paid by shareholder on
 behalf of the Company                                --                 --              3,442                 --

Common stock issued for
 services valued at $0.001
 per share                                     6,500,000              6,500                 --                 --

Net loss for the year ended
 December 31, 1999                                    --                 --                 --            (12,748)
                                               ---------          ---------          ---------          ---------

Balance, December 31, 1999                     9,975,354              9,975             12,681            (25,462)

Expenses paid by shareholder
 on behalf of the Company                             --                 --             17,499                 --

Net loss for the year ended
 December 31, 2000                                    --                 --                 --            (15,977)
                                               ---------          ---------          ---------          ---------

Balance, December 31, 2000                     9,975,354              9,975             30,180            (41,439)

Expenses paid by shareholder
 on behalf of the Company (unaudited)                 --                 --              5,246                 --

Net loss for the three months
 ended March 31, 2001 (unaudited)                     --                 --                 --             (6,033)
                                               ---------          ---------          ---------          ---------

Balance, March 31, 2001 (unaudited)            9,975,354          $   9,975          $  35,426          $ (47,472)
                                               =========          =========          =========          =========

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                     From
                                                                     For the                      Inception on
                                                                Three Months Ended                   May 15,
                                                                    March 31,                     1995 Through
                                                           -----------------------------           March 31,
                                                             2001                 2000                 2001
                                                           --------             --------           -----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                $ (6,033)            $ (3,242)            $(47,472)
   Adjustments to reconcile net loss to
    cash used by operations:
     Common stock issued for stock                               --                   --               14,500
     Amortization                                                --                   --                  500
     Increase in other assets                                    --                   --                 (500)
     Increase (decrease) in accounts payable                    787               (1,306)               2,071
                                                           --------             --------             --------

       Net Cash Used by Operating Activities                 (5,246)              (4,548)             (30,901)
                                                           --------             --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES

   Expenses paid by shareholder                               5,246                4,548               28,926
   Issuance of common stock                                      --                   --                1,975
                                                           --------             --------             --------

       Net Cash Provided by Financing Activities              5,246                4,548               30,901
                                                           --------             --------             --------

NET INCREASE (DECREASE) IN CASH                                  --                   --                   --

CASH AT BEGINNING OF YEAR                                        --                   --                   --
                                                           --------             --------             --------

CASH AT END OF YEAR                                        $     --             $     --             $     --
                                                           ========             ========             ========

CASH PAID DURING THE YEAR FOR:

   Interest                                                $     --             $     --             $     --
   Income taxes                                            $     --             $     --             $     --

NON-CASH FINANCING ACTIVITIES

   Common stock issued for stock                           $     --             $     --             $ 14,500

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2001 and December 31, 2000


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

              c.  Basic Loss Per Share

                                          For the Three Months Ended
                                                March 31, 2001
                              --------------------------------------------------
                                  Loss               Shares            Per Share
                              (Numerator)         (Denominator)          Amount
                              ----------          -------------        --------

                              $   (6,033)          9,975,354           $  (0.00)


                                          For the Three Months Ended
                                                March 31, 2001
                              --------------------------------------------------
                                  Loss               Shares            Per Share
                              (Numerator)         (Denominator)          Amount
                              ----------          -------------        --------

                              $   (3,242)          9,975,354           $  (0.00)

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

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2001 and December 31, 2000


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

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2001 and December 31, 2000


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

         We are authorized to issue 25,000,000 shares of common stock, $0.001 par value, of which 9,975,354 shares were issued and outstanding as of March 31, 2001. We are authorized to issue 10,000,000 shares of preferred stock, $0.001 par value, none of which are issued and outstanding. Each holder of the common stock shall be entitled to one vote for each share held. The preferred stock may be divided into series or classes by us upon the approval of a majority vote of our directors.

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

Results of Operations
---------------------

         Three Months Ended March 31, 2001 compared to Three Months Ended March 31, 2000.

Revenues
--------

         The Company currently has no established source of revenues. The revenues for both the three months ended March 31, 2001 and for the three months ended September 30, 1999 were $0.00.

General and Administrative Expenses
-----------------------------------

         General and administrative expenses for the three months ended March 31, 2001 were $6,033 as compared to $3,242 for the three months ended March 31, 2000, representing an increase of $2,791. The increase in general and administrative expenses was due to an increase in business development costs including professional fees and consulting fees.

Net Loss
--------

         As a result of the above, net loss for the three months ended March 31, 2001 was $6,033 as compared to the net loss of $3,242 for the three months ended March 31, 2000, representing an increase of $2,791.

Liquidity and Capital Resources
-------------------------------

         To fund working capital requirements through March 31, 2001, the Company utilized cash reserves based upon equity funding from a shareholder in the amount of $5,246.

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

                  None.

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




DATED: April 25, 2001