Form 10QSB
period 2001-06-30
GLOBAL TELEDATA CORP
filed 2001-08-13
CIK 1103866

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended        June 30, 2001
                                        -----------------------------------

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from               to
                                        --------------   ------------------

                                        Commission File Number:   0-29247
                                                                 ---------

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

                 18870 Still Lake Drive, Jupiter, Florida 33458
      ---------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (561) 741-0410
                          -----------------------------
                           (Issuer's telephone number)

                   N/A (Former Name, former address and former fiscal year, if changed since last Report.)

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,975,354 Common Stock as of June 30, 2001.

                           GLOBAL TELEDATA CORPORATION

                                      INDEX


PART I.           FINANCIAL INFORMATION
                  ---------------------

Item 1.           Financial Statements.

                  Consolidated Balance Sheets as of June 30, 2001 (unaudited) and December 31, 2000.

                  Consolidated Statements of Operations for the Six Months Ended June 30, 2001 and 2000, for the Three Months Ended June 30, 2001 and 2000, and, and for the Period from Inception (May 15, 1995) to June 30, 2001 (unaudited).

                  Consolidated Statements of Stockholders' Equity (Deficit) for the Period from Inception (May 15, 1995) to June 30, 2001 (unaudited).

                  Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2000, and for the Period from Inception (May 15, 1995) to June 30, 2001 (unaudited).

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

Item 6.           Exhibits and Reports on Form 8-K.

PART I.           FINANCIAL INFORMATION
                  ---------------------

Item 1.           Financial Statements (unaudited)

Basis of Presentation
---------------------

         The accompanying unaudited consolidated financial statements of Global Teledata Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10- Q and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2000 found in the Company's Form 10-KSB.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets


                                                      ASSETS
                                                      ------

                                                                             June 30,            December 31,
                                                                               2001                  2000
                                                                         -----------------     -----------------
                                                                           (Unaudited)
CURRENT ASSETS

   Cash                                                                  $          -          $          -
                                                                         -----------------     -----------------

     Total Current Assets                                                           -                     -
                                                                         -----------------     -----------------

     TOTAL ASSETS                                                        $          -          $          -
                                                                         =================     =================


                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                  ----------------------------------------------

CURRENT LIABILITIES

   Accounts payable                                                      $           2,094     $           1,284
                                                                         -----------------     -----------------

     Total Liabilities                                                               2,094                 1,284
                                                                         -----------------     -----------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock; authorized 25,000,000 common shares
    at $0.001 par value; 9,975,354 and 9,975,354 shares
    issued and outstanding, respectively                                             9,975                 9,975
   Additional paid-in capital                                                       45,056                30,180
   Deficit accumulated during development stage                                    (57,125)              (41,439)
                                                                         -----------------     -----------------

     Total Stockholders' Equity (Deficit)                                           (2,094)               (1,284)
                                                                         -----------------     -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                                   $          -          $          -
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

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                                                                                     From
                                                    For the                               For the                Inception on
                                               Six Months Ended                      Three Months Ended          May 15, 1995
                                                   June 30,                               June 30,                  Through
                                     ------------------------------------------------------------------------       June 30,
                                          2001               2000                 2001             2000              2001
                                     ----------------  -------------------  ----------------  ---------------  ----------------

REVENUES                             $         -       $            -       $         -       $        -       $         -
                                     ----------------  -------------------  ----------------  ---------------  ----------------

EXPENSES                                      (15,686)              (4,986)           (9,653)          (1,744)          (57,125)
                                     ----------------  -------------------  ----------------  ---------------  ----------------

NET LOSS                             $        (15,686) $            (4,986) $         (9,653) $        (1,744) $        (57,125)
                                     ================  ===================  ================  ===============  ================

BASIC LOSS PER SHARE                 $          (0.00) $             (0.00) $          (0.00) $         (0.00)
                                     ================  ===================  ================  ===============

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING                                9,975,354            9,975,354         9,975,354        9,975,354
                                     ================  ===================  ================  ===============

   The accompanying notes are an integral part of these financial statements.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)



                                                                                                      Deficit
                                                                                                     Accumulated
                                                       Common Stock               Additional         During the
                                             --------------------------------       Paid-in          Development
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

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)



                                                                                                       Deficit
                                                                                                     Accumulated
                                                         Common Stock              Additional        During the
                                             ---------------------------------      Paid-in          Development
                                                 Shares            Amount           Capital             Stage
                                             ----------------  ---------------   ---------------  ----------------

Balance, December 31, 1998                          3,475,354  $         3,475   $         9,239  $        (12,714)

Expenses paid by shareholder on
 behalf of the Company                                 -                -                  3,442            -

Common stock issued for
 services valued at $0.001
 per share                                          6,500,000            6,500            -                 -

Net loss for the year ended
 December 31, 1999                                     -                -                 -                (12,748)
                                             ----------------  ---------------   ---------------  ----------------

Balance, December 31, 1999                          9,975,354            9,975            12,681           (25,462)

Expenses paid by shareholder
 on behalf of the Company                              -                -                 17,499            -

Net loss for the year ended
 December 31, 2000                                     -                -                 -                (15,977)
                                             ----------------  ---------------   ---------------  ----------------

Balance, December 31, 2000                          9,975,354            9,975            30,180           (41,439)

Expenses paid by shareholder
 on behalf of the Company (unaudited)                  -                -                 14,876            -

Net loss for the six months
 ended June 30, 2001 (unaudited)                       -                -                 -                (15,686)
                                             ----------------  ---------------   ---------------  ----------------

Balance, June 30, 2001 (unaudited)                  9,975,354  $         9,975   $        45,056  $        (57,125)
                                             ================  ===============   ===============  ================






   The accompanying notes are an integral part of these financial statements.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                                                                                                        From
                                                                                                   Inception on
                                                                   Six Months Ended                May 15, 1995
                                                                       June 30,                       Through
                                                        -------------------------------------         June 30,
                                                              2001               2000                   2001
                                                        ------------------  ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                             $          (15,686) $           (4,986) $          (57,125)
   Adjustments to reconcile net loss to cash used
    by operations:
     Common stock issued for stock                                  -                   -                   14,500
     Amortization                                                   -                   -                      500
     Increase in other assets                                       -                   -                     (500)
     Increase (decrease) in accounts payable                           810              (2,266)              2,094
                                                        ------------------  ------------------  ------------------

       Net Cash Used by Operating Activities                       (14,876)             (7,252)            (40,531)
                                                        ------------------  ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES                                -                   -                   -
                                                        ------------------  ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Expenses paid by shareholder                                     14,876               7,252              38,556
   Issuance of common stock                                         -                   -                    1,975
                                                        ------------------  ------------------  ------------------

       Net Cash Provided by Financing Activities                    14,876               7,252              40,531
                                                        ------------------  ------------------  ------------------

NET INCREASE (DECREASE) IN CASH                                     -                   -                   -

CASH AT BEGINNING OF YEAR                                           -                   -                   -
                                                        ------------------  ------------------  ------------------

CASH AT END OF YEAR                                     $           -       $           -       $           -
                                                        ==================  ==================  ==================

CASH PAID DURING THE YEAR FOR:

   Interest                                             $           -       $           -       $           -
   Income taxes                                         $           -       $           -       $           -

NON-CASH FINANCING ACTIVITIES

   Common stock issued for stock                        $           -       $           -       $           14,500


   The accompanying notes are an integral part of these financial statements.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 2001 and December 31, 2000


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

              c.  Basic Loss Per Share

                                            For the Six Months Ended
                                                  June 30, 2001
                          -------------------------------------------------------------
                                Loss                Shares                Per Share
                             (Numerator)          (Denominator)             Amount
                          ------------------    -----------------     -----------------

                          $          (15,686)           9,975,354     $           (0.00)

                                            For the Six Months Ended
                                                  June 30, 2000
                          -------------------------------------------------------------

                                Loss                Shares                Per Share
                             (Numerator)          (Denominator)             Amount
                          ------------------    -----------------     -----------------

                          $           (4,986)           9,975,354     $           (0.00)

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

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 2001 and December 31, 2000


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

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 2001 and December 31, 2000


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

         We are authorized to issue 25,000,000 shares of common stock, $0.001 par value, of which 9,975,354 shares were issued and outstanding as of June 30, 2001. We are authorized to issue 10,000,000 shares of preferred stock, $0.001 par value, none of which are issued and outstanding. Each holder of the common stock shall be entitled to one vote for each share held. The preferred stock may be divided into series or classes by us upon the approval of a majority vote of our directors.

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

Results of Operations
---------------------

         Six Months ended June 30, 2001 compared to six months ended June 30, 2000, and for the three months ended June 30, 2001 compared to the three months ended June 30, 2000.

Revenues
--------

         The Company currently has no established source of revenues. The revenues for the six months ended June 30, 2001, the six months ended June 30, 2000, the three months ended March 31, 2001, and the three months ended March 31, 2000 were $0.00.

General and Administrative Expenses
-----------------------------------

         General and administrative expenses for the six months ended June 30, 2001 were $15,686 as compared to $4,986 for the six months ended June 30, 2000, representing an increase of $10,700; and for the three months ended June 30, 2001 were $9,653 as compared to $1,744 for the three months ended June 30, 2000, representing an increase of $7,909. The increases in general and administrative expenses were due to an increase in business development costs including professional fees and consulting fees.

Net Loss
--------

         As a result of the above, net loss for the six months ended June 30, 2001 was $15,686 as compared to the net loss of $4,986 for the six months ended June 30, 2000, representing an increase of $10,700; the net loss for the three months ended June 30, 2001 was $9,653 as compared to the net loss of $1,744 for the three months ended June 30, 2000, representing an increase of $7,909.

Liquidity and Capital Resources
-------------------------------

         To fund working capital requirements through June 30, 2001, the Company utilized cash reserves based upon additional paid-in capital from a shareholder in the amount of $14,867.

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


                                  Global Teledata Corporation,
                                  a Nevada corporation



                                  By: /s/ Alan Pavsner
                                     -------------------------------------------
                                       Alan Pavsner, President and Director
                                       (Principal Executive, Financial and
                                       Accounting Officer)



                                  By: /s/ Mary Francis Pavsner
                                     -------------------------------------------
                                       Mary Francis Pavsner, Secretary




DATED: August 10, 2001