Form 10QSB
period 2001-09-30
GLOBAL TELEDATA CORP
filed 2001-11-01
CIK 1103866

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934

         For the quarterly period ended        September 30, 2001
                                        ----------------------------------------

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
 ---

         For the transition period from               to
                                        --------------   ------------------

                        Commission File Number: 0-29247
                                                -------

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

                 18870 Still Lake Drive, Jupiter, Florida 33458
      ---------------------------------------------------------------------
                    (Address of principal executive offices)
                                 (561) 741-0410
                           (Issuer's telephone number)

                                       N/A
      ---------------------------------------------------------------------
              (Former Name, former address and former fiscal year,
                         if changed since last Report.)

         Check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes   X    No
                  ----     ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,975,354 Common Stock as of September 30, 2001.

                           GLOBAL TELEDATA CORPORATION

                                      INDEX


PART I.           FINANCIAL INFORMATION
                  ---------------------

Item 1.           Financial Statements.

                  Consolidated Balance Sheets as of September 30, 2001 (unaudited) and December 31, 2000.

                  Consolidated Statements of Operations for the Nine Months Ended September 30, 2001 and 2000, for the Three Months Ended September 30, 2001 and 2000, and for the Period from Inception (May 15, 1995) to September 30, 2001 (unaudited).

                  Consolidated Statements of Stockholders' Equity (Deficit) for the Period from Inception (May 15, 1995) to September 30, 2001 (unaudited).

                  Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000, and for the Period from Inception (May 15, 1995) to September 30, 2001 (unaudited).

                  Notes to Consolidated Financial Statements.

Item 2.           Management's Discussion and Analysis or Plan of Operations.

PART II.          OTHER INFORMATION
                  -----------------

Item 6.           Exhibits and Reports on Form 8-K.

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (unaudited)

Basis of Presentation

         The accompanying unaudited consolidated financial statements of Global Teledata Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10- Q and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2000 found in the Company's Form 10-KSB.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets

                                                                      September 30,      December 31,
                                                                          2001               2000
                                                                      -------------      ------------
                                                                       (Unaudited)
                                     ASSETS
                                     ------
CURRENT ASSETS

   Cash                                                               $          --      $         --
                                                                      -------------      ------------

     Total Current Assets                                                        --                --
                                                                      -------------      ------------

     TOTAL ASSETS                                                     $          --      $         --
                                                                      =============      ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

   Accounts payable                                                   $          --      $      1,284
                                                                      -------------      ------------

     Total Liabilities                                                           --             1,284
                                                                      -------------      ------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock; authorized 25,000,000 common shares
    at $0.001 par value; 9,975,354 and 9,975,354 shares
    issued and outstanding, respectively                                      9,975             9,975
   Additional paid-in capital                                                50,156            30,180
   Deficit accumulated during development stage                             (60,131)          (41,439)
                                                                      -------------      ------------

     Total Stockholders' Equity (Deficit)                                        --            (1,284)
                                                                      -------------      ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                                $          --      $         --
                                                                      =============      ============

   The accompanying notes are an integral part of these financial statements.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                                      From
                                                    For the                          For the                      Inception on
                                              Nine Months Ended                Three Months Ended                 May 15, 1995
                                                 September 30,                     September 30,                    Through
                                     -------------------------------------  ---------------------------------     September 30,
                                           2001                2000               2001              2000              2001
                                     ----------------  -------------------  ----------------  ---------------  ------------------
REVENUES                             $             --  $                --  $             --  $            --  $               --
                                     ----------------  -------------------  ----------------  ---------------  ------------------

EXPENSES                                      (18,692)              (8,410)           (3,006)          (3,424)            (60,131)
                                     ----------------  -------------------  ----------------  ---------------  ------------------

NET LOSS                             $        (18,692) $            (8,410) $         (3,006) $        (3,424) $          (60,131)
                                     ================  ===================  ================  ===============  ==================

BASIC LOSS PER SHARE                 $          (0.00) $             (0.00) $          (0.00) $         (0.00) $            (0.00)
                                     ================  ===================  ================  ===============  ==================

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING                                9,975,354            9,975,354         9,975,354        9,975,354
                                     ================  ===================  ================  ===============





   The accompanying notes are an integral part of these financial statements.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

                                                                                                      Deficit
                                                                                                    Accumulated
                                                       Common Stock                 Additional        During the
                                             ---------------------------------        Paid-in        Development
                                                 Shares            Amount             Capital           Stage
                                             ----------------  ---------------   ---------------  ----------------
Balance at inception                                       --  $            --   $            --  $             --

Issuance of common stock
 at inception at $0.001 per share                   1,975,354            1,975                --                --

Net loss from inception to
 December 31, 1995                                         --               --                --            (2,033)
                                             ----------------  ---------------   ---------------  ----------------

Balance, December 31, 1995                          1,975,354            1,975                --            (2,033)

Common stock issued for
 acquisition of Marine Way, Inc.
 stock at $0.001 per share                          8,000,000            8,000                --                --

Expenses paid by shareholder
 on behalf of the Company                                  --               --               780                --

Net loss for the year ended
 December 31, 1996                                         --               --                --            (8,880)
                                             ----------------  ---------------   ---------------  ----------------

Balance, December 31, 1996                          9,975,354            9,975               780           (10,913)

Expenses paid by shareholder
 on behalf of the Company                                  --               --             1,000                --

Net loss for the year ended
 December 31, 1997                                         --               --                --            (1,100)
                                             ----------------  ---------------   ---------------  ----------------

Balance, December 31, 1997                          9,975,354            9,975             1,780           (12,013)

Cancellation of common stock                       (6,500,000)          (6,500)            6,500                --

Expenses paid by shareholder
 on behalf of the Company                                  --               --               959                --

Net loss for the year ended
 December 31, 1998                                         --               --                --              (701)
                                             ----------------  ---------------   ---------------  ----------------

Balance, December 31, 1998                          3,475,354  $         3,475   $         9,239  $        (12,714)
                                             ----------------  ---------------   ---------------  ----------------

   The accompanying notes are an integral part of these financial statements.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                                      Deficit
                                                                                                    Accumulated
                                                       Common Stock                 Additional        During the
                                             ---------------------------------        Paid-in        Development
                                                 Shares            Amount             Capital           Stage
                                             ----------------  ---------------   ---------------  ----------------

Balance, December 31, 1998                          3,475,354  $         3,475   $         9,239  $        (12,714)

Expenses paid by shareholder on
 behalf of the Company                                     --               --             3,442                --

Common stock issued for
 services valued at $0.001
 per share                                          6,500,000            6,500                --                --

Net loss for the year ended
 December 31, 1999                                         --               --                --           (12,748)
                                             ----------------  ---------------   ---------------  ----------------

Balance, December 31, 1999                          9,975,354            9,975            12,681           (25,462)

Expenses paid by shareholder
 on behalf of the Company                                  --               --            17,499                --

Net loss for the year ended
 December 31, 2000                                         --               --                --           (15,977)
                                             ----------------  ---------------   ---------------  ----------------

Balance, December 31, 2000                          9,975,354            9,975            30,180           (41,439)

Expenses paid by shareholder
 on behalf of the Company
 (unaudited)                                               --               --            19,976                --

Net loss for the nine months
 ended September 30, 2001
 (unaudited)                                               --               --                --           (18,692)
                                             ----------------  ---------------   ---------------  ----------------

Balance, September 30,
 2001 (unaudited)                                   9,975,354  $         9,975   $        50,156  $        (60,131)
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

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                      From
                                                                         For The                  Inception on
                                                                   Nine Months Ended              May 15, 1995
                                                                      September 30,                 Through
                                                        -------------------------------------     September 30,
                                                                2001                2000               2001
                                                        -----------------   -----------------   ------------------
CASH FLOWS FROM OPERATING
 ACTIVITIES

   Net loss                                             $         (18,692)  $          (8,410)  $         (60,131)
   Adjustments to reconcile net loss to
    cash used by operations:
     Common stock issued for stock                                     --                  --              14,500
     Amortization                                                      --                  --                 500
     Increase in other assets                                          --                  --                (500)
     Increase (decrease) in accounts
      payable                                                      (1,284)                519                  --
                                                        -----------------   -----------------   -----------------

       Net Cash Used by Operating
        Activities                                                (19,976)             (7,891)            (45,631)
                                                        -----------------   -----------------   -----------------

CASH FLOWS FROM INVESTING
 ACTIVITIES                                                            --                  --                  --
                                                        -----------------   -----------------  ------------------

CASH FLOWS FROM FINANCING
 ACTIVITIES

   Expenses paid by shareholder                                    19,976               7,891              43,656
   Issuance of common stock                                            --                  --               1,975
                                                        -----------------   ------------------  -----------------

       Net Cash Provided by Financing
        Activities                                                 19,976               7,891              45,631
                                                        ------------------  ------------------  -----------------

NET INCREASE (DECREASE) IN
 CASH                                                                  --                  --                  --

CASH AT BEGINNING OF YEAR                                              --                  --                  --
                                                        -----------------   -----------------  ------------------

CASH AT END OF YEAR                                     $              --   $              --   $              --
                                                        =================   =================  ==================

CASH PAID DURING THE YEAR FOR:

   Interest                                             $              --   $              --   $              --
   Income taxes                                         $              --   $              --   $              --

NON-CASH FINANCING ACTIVITIES

   Common stock issued for stock                        $              --   $              --   $          14,500

   The accompanying notes are an integral part of these financial statements.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2001 and December 31, 2000



NOTE 1 -      CONDENSED FINANCIAL STATEMENTS

              The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and 2000 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the period ended September 31, 2001 and 2000 are not necessarily indicative of the operating results for the full years.

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

         We are authorized to issue 25,000,000 shares of common stock, $0.001 par value, of which 9,975,354 shares were issued and outstanding as of September 30, 2001. We are authorized to issue 10,000,000 shares of preferred stock, $0.001 par value, none of which are issued and outstanding. Each holder of the common stock shall be entitled to one vote for each share held. The preferred stock may be divided into series or classes by us upon the approval of a majority vote of our directors.

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

Results of Operations
---------------------

         Nine months ended September 30, 2001 compared to nine months ended September 30, 2000, and for the three months ended September 30, 2001 compared to the three months ended September 30, 2000.

Revenues
--------

         The Company currently has no established source of revenues. The revenues for the nine months ended September 30, 2001, the nine months ended September 30, 2000, the three months ended September 30, 2001, and the three months ended September 30, 2000 were $0.00.

General and Administrative Expenses
-----------------------------------

         General and administrative expenses for the nine months ended September 30, 2001 were $18,692 as compared to $8,410 for the nine months ended September 30, 2000, representing an increase of $10,282; and for the three months ended September 30, 2001 were $3,006 as compared to $3,424 for the three months ended September 30, 2000, representing a decrease of $418. The overall increase in general and administrative expenses was due to an increase in business development costs including professional fees and consulting fees.

Net Loss
--------

         As a result of the above, net loss for the nine months ended September 30, 2001 was $18,692 as compared to the net loss of $8,410 for the nine months ended September 30, 2000, representing an increase of $10,282; the net loss for the three months ended September 30, 2001 was $3,006 as compared to the net loss of $3,424 for the three months ended September 30, 2000, representing a decrease of $418.

Liquidity and Capital Resources
-------------------------------

         To fund working capital requirements for the nine months ended September 30, 2001, the Company utilized cash reserves based upon additional paid-in capital from a shareholder in the amount of $19,976.

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


                                     Global Teledata Corporation,
                                     a Nevada corporation



                                     By: /s/ Alan Pavsner
                                        ----------------------------------------
                                          Alan Pavsner, President and Director
                                          (Principal Executive, Financial and
                                          Accounting Officer)



                                     By: /s/ Mary Francis Pavsner
                                        ----------------------------------------
                                          Mary Francis Pavsner, Secretary




DATED: October 30, 2001