Form 10KSB40
period 2001-12-31
GLOBAL TELEDATA CORP
filed 2002-01-31
CIK 1103866

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                         Commission file number 0-29247


                           GLOBAL TELEDATA CORPORATION
                           ---------------------------
                 (Name of Small Business Issuer in its Charter)


                 Nevada                                 65-0693103
         --------------------------------------------------------------
        (State or Other Jurisdiction of                (I.R.S. Employer
        Incorporation or Organization)               Identification No.)


                 18870 Still Lake Drive, Jupiter, Florida 33458
                 ----------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (561) 741-0410
                                 --------------
                           (Issuer's Telephone Number)


                       Securities registered under Section
                                12(b) of the Act:
                                -----------------
                                      None

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


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: January 30, 2002:
9,975,354 shares of Common Stock.


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

         We are authorized to issue 25,000,000 shares of common stock, $0.001 par value, of which 9,975,354 shares were issued and outstanding as of January 30, 2002. We are authorized to issue 10,000,000 shares of preferred stock, $0.001 par value, none of which are issued and outstanding. Each holder of the common stock shall be entitled to one vote for each share held. The preferred stock may be divided into series or classes by us upon the approval of a majority vote of our directors.

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

STATE BLUE SKY REGISTRATION; RESTRICTED RESALES OF THE SECURITIES.

         Transferability of our shares of common stock is limited because a significant number of states have enacted securities or so-called "blue sky" laws and regulations restricting or, in many instances, prohibiting, the initial sale and subsequent resale within that state of securities of "blank check" companies such as us. In addition, many states, while not specifically prohibiting or restricting "blank check" companies, would not register our securities for sale or resale in their states. Because of these regulations, we have no current plan to register any securities with any state. To ensure that any state laws are not violated through the resales of our securities, we will refuse to register the transfer of any securities to residents of any state, which prohibit such resale or if no exemption is available for such resale. It is not anticipated that a secondary trading market for our securities will develop in any state until consummation of a business combination.

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

         As of January 30, 2002, there were approximately 408 holders of record of our common stock.

         We have never paid dividends on our Common Stock since our incorporation in 1995. We intend to retain earnings for use in our business and therefore do not anticipate paying dividends in the foreseeable future.

ITEM 6.           PLAN OF OPERATION

         For the year ended December 31, 2001, Global had a net loss of $21,011 as compared to a net loss of $15,977 for the year ended December 31, 2000. The cumulative net loss from inception through December 31, 2001 was $62,450. The net losses for these periods represent expenses associated with the ongoing administration of the Company and compliance with self-regulatory requirements pending development of operations or completion of an appropriate acquisition. At December 31, 2001, the Company carried no assets. Operations have been sustained through the contributions of its principal shareholder, Marine Way, Inc. as needed. On February 5, 2001, NASD Regulation cleared the Company's Rule 211 application for the listing of its securities on the OTC Bulletin Board subject to clearance of a subsequent quotation. Management believes that clearance for inclusion on the OTC Bulletin Board represents a significant milestone and will provide Global with greater opportunities to consummate an appropriate acquisition.

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

INVESTMENT COMPANY ACT OF 1940

         Although we will be subject to regulation under the Securities Act of 1933 and the Securities Exchange Act of 1934, we believe that we will not be subject to regulation under the Investment Company Act of 1940 insofar as we will not be engaged in the business of investing or trading in securities. In the event that we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In this event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject us to material adverse consequences. We expect to be exempt from the Investment Company Act of 1940 via Regulation 3a-2 thereto.

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

ITEM 11.          PRINCIPAL SHAREHOLDERS

         The following table sets forth certain information as of January 30, 2002 regarding beneficial ownership of our common stock by (i) each stockholder known us to be the beneficial owner of more than 5% of our common stock, (ii) by each director and executive officer and (iii) by all executive officers and directors as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned. The address of all shareholders in this table is 18870 Still Lake Drive, Jupiter, Florida 33458.

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

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On January 2, 1996, we entered into a stock exchange agreement whereby we acquired 100 shares of the voting stock of Marine Way, Inc. in exchange for 8,000,000 shares of our common stock. The investment has been determined to have no value and has been written off.

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

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunder duly authorized.

                                              GLOBAL TELEDATA CORPORATION

                                              /s/ Alan Pavsner
                                              ----------------------------------
                                              Alan Pavsner, President


         In accordance with the Exchange Act, this Report was signed by the following persons in the capacities and on the dates stated.

Signatures                        Title                        Date
----------                        -----                        ----


                                  President and
/s/ Alan Pavsner                  Director (Principal
--------------------------        Executive, Financial
Alan Pavsner                      and Accounting Officer)      January 30, 2002




/s/ Mary Francis Pavsner          Secretary                    January 30, 2002
--------------------------
Mary Francis Pavsner

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                December 31, 2001


                                 C O N T E N T S


Independent Auditors' Report.............................................. F-2

Balance Sheet............................................................. F-3

Statements of Operations.................................................. F-4

Statements of Stockholders' Equity (Deficit).............................. F-5

Statements of Cash Flows.................................................. F-7

Notes to the Financial Statements......................................... F-8

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


The Board of Directors
Global Teledata Corporation
(A Development Stage Company)
Jupiter, Florida

We have audited the accompanying balance sheet of Global Teledata Corporation (a development stage company), as of December 31, 2001 and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2001 and 2000 and from inception on May 15, 1995 through December 31, 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Teledata Corporation (a development stage company), as of December 31, 2001 and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and from inception on May 15, 1995 through December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

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



HJ & Associates, LLC
Salt Lake City, Utah
January 9, 2002

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                                  Balance Sheet


                                                                    December 31,
                                                                        2001
                                                                    -----------
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
                                                                       ========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------


CURRENT LIABILITIES

   Accounts payable                                                    $     --
                                                                       --------

     Total Liabilities                                                       --
                                                                       --------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock; authorized 25,000,000 common shares
    at $0.001 par value; 9,975,354 shares issued and
    outstanding                                                           9,975
   Additional paid-in capital                                            52,475
   Deficit accumulated during development stage                         (62,450)
                                                                       --------

     Total Stockholders' Equity (Deficit)                                    --
                                                                       --------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)              $     --
                                                                       ========


   The accompanying notes are an integral part of these financial statements.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                            Statements of Operations

                                                                        From
                                                                    Inception on
                                                                       May 15,
                                       For the Years Ended          1995 Through
                                           December 31,             December 31,
                                  ----------------------------      -----------
                                      2001             2000             2001
                                  -----------      -----------      -----------

REVENUE                           $        --      $        --      $        --

EXPENSES                              (21,011)         (15,977)         (62,450)
                                  -----------      -----------      -----------

NET LOSS                          $   (21,011)     $   (15,977)     $   (62,450)
                                  ===========      ===========      ===========

BASIC LOSS PER SHARE              $     (0.00)     $     (0.00)
                                  ===========      ===========

WEIGHTED AVERAGE SHARES
 OUTSTANDING                        9,975,354        9,975,354
                                  ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
               From Inception on May 15, 1995 to December 31, 2001

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

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
               From Inception on May 15, 1995 to December 31, 2001

                                                                                                     Deficit
                                                                                                   Accumulated
                                                 Common Stock                   Additional          During the
                                         -----------------------------            Paid-in           Development
                                           Shares              Amount             Capital              Stage
                                         ---------           ---------           ---------           ---------
Balance, December 31, 1998               3,475,354           $   3,475           $   9,239           $ (12,714)

Expenses paid by shareholder
 on behalf of the Company                       --                  --               3,442                  --

Common stock issued for services
 valued at $0.001 per share              6,500,000               6,500                  --                  --

Net loss for the year ended
 December 31, 1999                              --                  --                  --             (12,748)
                                         ---------           ---------           ---------           ---------

Balance, December 31, 1999               9,975,354               9,975              12,681             (25,462)

Expenses paid by shareholder
 on behalf of the Company                       --                  --              17,499                  --

Net loss for the year ended
 December 31, 2000                              --                  --                  --             (15,977)
                                         ---------           ---------           ---------           ---------

Balance, December 31, 2000               9,975,354               9,975              30,180             (41,439)

Expenses paid by shareholder
 on behalf of the Company                       --                  --              22,295                  --

Net loss for the year ended
 December 31, 2001                              --                  --                  --             (21,011)
                                         ---------           ---------           ---------           ---------

Balance, December 31, 2001               9,975,354           $   9,975           $  52,475           $ (62,450)
                                         =========           =========           =========           =========


   The accompanying notes are an integral part of these financial statements.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                       From
                                                                                                   Inception on
                                                                  For the Years Ended                 May 15,
                                                                      December 31,                 1995 Through
                                                             -----------------------------          December 31,
                                                               2001                 2000                 2001
                                                             --------             --------             --------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                  $(21,011)            $(15,977)            $(62,450)
   Adjustments to reconcile net loss to
    cash used by operations:
     Common stock issued for services                              --                   --               14,500
     Amortization                                                  --                   --                  500
   Changes in operating assets and liabilities:
     Increase in other assets                                      --                   --                 (500)
     Increase (decrease) in accounts payable                   (1,284)              (1,522)                  --
                                                             --------             --------             --------

       Net Cash Used by Operating Activities                  (22,295)             (17,499)             (47,950)
                                                             --------             --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES                               --                   --                   --
                                                             --------             --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES

   Expenses paid by shareholder                                22,295               17,499               45,975
   Issuance of common stock                                        --                   --                1,975
                                                             --------             --------             --------

       Net Cash Provided by Financing Activities               22,295               17,499               47,950
                                                             --------             --------             --------

NET INCREASE (DECREASE) IN CASH                                    --                   --                   --

CASH AT BEGINNING OF PERIOD                                        --                   --                   --
                                                             --------             --------             --------

CASH AT END OF PERIOD                                        $     --             $     --             $     --
                                                             ========             ========             ========

CASH PAID DURING THE PERIOD FOR:

   Interest                                                  $     --             $     --             $     --
   Income taxes                                              $     --             $     --             $     --

NON-CASH FINANCING ACTIVITIES

   Common stock issued for services                          $     --             $     --             $ 14,500


   The accompanying notes are an integral part of these financial statements.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 2001


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

              c.  Basic Loss per Share

                                                    For the Year Ended
                                                     December 31, 2001
                                          --------------------------------------
                                             Loss           Shares     Per Share
                                          (Numerator)    (Denominator)  Amount
                                          -----------    ------------  ---------
                                           $ (21,011)      9,975,354    $ (0.00)
                                           =========       =========    =======

                                                    For the Year Ended
                                                     December 31, 2000
                                          --------------------------------------
                                             Loss           Shares     Per Share
                                          (Numerator)    (Denominator)  Amount
                                          -----------    ------------  ---------
                                           $ (15,977)      9,975,354    $ (0.00)
                                           =========       =========    =======

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

              As of December 31, 2001, the Company had net operating loss carryforwards of approximately $48,000 that may be offset against future taxable income through 2020. The tax benefit of the net operating loss carryforwards is offset by a valuation allowance of the same amount due to the uncertainty that the carryforwards will be used before they expire.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 2001


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              d.  Provision for Taxes (Continued)

              The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                                                                For the Years Ended
                                                                                    December 31,
                                                                            --------------------------
                                                                               2001            2000
                                                                            -----------     ----------
              Income tax benefit at statutory rate                          $   (7,984)     $   (6,071)
              Change in valuation allowance                                      7,984           6,071
                                                                            ----------      ----------

                                                                            $       --      $       --
                                                                            ==========      ==========

              Deferred tax assets (liabilities) are comprised of the following:

                                                                                For the Years Ended
                                                                                    December 31,
                                                                            --------------------------
                                                                                2001           2000
                                                                            -----------     ----------

              Income tax benefit at statutory rate                          $  (18,240) $   $  (10,256)
              Change in valuation allowance                                     18,240          10,256
                                                                            -----------     ----------

                                                                            $       --      $       --
                                                                            ==========      ==========

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

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 2001


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

NOTE 4 -      RELATED PARTY TRANSACTIONS

              During the year ended December 31, 1996, expenses paid by a shareholder on behalf of the company as additional paid-in capital totaled $780.

              During the year ended December 31, 1997, expenses paid by a shareholder on behalf of the company as additional paid-in capital totaled $1,000.

              During the year ended December 31, 1998, expenses paid by a shareholder on behalf of the company as additional paid-in capital totaled $959.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 2001


NOTE 4 -      RELATED PARTY TRANSACTIONS (Cont.)

              During the year ended December 31, 1999, expenses paid by a shareholder on behalf of the company as additional paid-in capital totaled $3,442.

              During the year ended December 31, 2000, expenses paid by a shareholder on behalf of the company as additional paid-in capital totaled $17,499.

              During the year ended December 31, 2001, expenses paid by a shareholder on behalf of the company as additional paid-in capital totaled $22,295.

NOTE 5 -      RECENT ACCOUNTING PRONOUNCEMENTS

              SFAS No.'s 141 and 142 -- In June 2001, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective as to any business combination occurring after June 30, 2001 and certain transition provisions that affect accounting for business combinations prior to June 30, 2001 are effective as of the date that SFAS No. 142 is applied in its entirety, which will be January 1, 2002 for the Company. SFAS No. 142 is effective, generally, in fiscal years beginning after December 15, 2001, which will be the fiscal year ending December 31, 2002 for the Company.

              SFAS No. 141 provides standards for accounting for business combinations. Among other things, it requires that only the purchase method of accounting be used and that certain intangible assets acquired in a business combination (i.e. those that result from contractual or other legal rights or are separable) be recorded as an asset apart from goodwill. The transition provisions require that an assessment be made of previous business combinations and, if appropriate, reclassifications be made to or from goodwill to adjust the recording of intangible assets such that the criteria for recording intangible assets apart from goodwill is applied to the previous business combinations.

              SFAS No. 142 provides, among other things, that goodwill and intangible assets with indeterminate lives shall not be amortized. Goodwill shall be assigned to a reporting unit and annually assessed for impairment. Intangible assets with determinate lives shall be amortized over their estimated useful lives, with the useful lives reassessed continuously, and shall be assessed for impairment under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Goodwill is also assessed for impairment on an interim basis when events and circumstances warrant. Upon adoption of SFAS No. 142, the Company will assess whether an impairment loss should be recognized and measured by comparing the fair value of the "reporting unit" to the carrying value, including goodwill. If the carrying value exceeds fair value, then the Company will compare the implied fair value of the goodwill" (as defined in SFAS No. 142) to the carrying amount of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value, then the goodwill will be adjusted to the implied fair value.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 2001


NOTE 5 -       RECENT ACCOUNTING PRONOUNCEMENTS (Cont.)

               While the Company has not completed the process of determining the effect of these new accounting pronouncements on its financial statements, the Company currently expects that there will be no reclassification in connection with the transition provisions of SFAS No. 141 based on clarifications of the transition provisions issued by the FASB in October 2001. Accordingly, the Company expects that, the effect of SFAS No. 142 on the Company's financial statements, when it becomes effective, will not be significant.

               SFAS No. 143 -- On August 16, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. While the Company has not completed the process of determining the effect of this new accounting pronouncement on its financial statements, the Company currently expects that the effect of SFAS No. 143 on the Company's financial statements, when it becomes effective, will not be significant.

               SFAS No. 144 - On October 3, 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. SFAS 144 supercedes SFAS Statement No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business."

               SFAS 144 develops one accounting model (based on the model in SFAS 121) for long- lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates the requirement of APB 30 that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.

              While the Company has not completed the process of determining the effect of this new accounting pronouncement on its financial statements, the Company currently expects that the effect of SFAS No. 144 on the Company's financial statements, when it becomes effective, will not be significant.