Form 10QSB
period 2002-03-31
GLOBAL TELEDATA CORP
filed 2002-05-03
CIK 1103866

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended        March 31, 2002
                                        ------------------------------------

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

                                       N/A
               --------------------------------------------------
              (Former Name, former address and former fiscal year,
                         if changed since last Report.)

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,975,354 Common Stock as of March 31, 2002.

                           GLOBAL TELEDATA CORPORATION

                                      INDEX


PART I.           FINANCIAL INFORMATION
                  ---------------------

Item 1.           Financial Statements.

                  Balance Sheets as of March 31, 2002 (unaudited) and December 31, 2001.

                  Statements of Operations for the Three Months Ended March 31, 2002 and 2001, and for the Period from Inception (May 15,
                  1995) to March 31, 2002 (unaudited).

                  Statements of Stockholders' Equity (Deficit) for the Period from Inception (May 15, 1995) to March 31, 2002 (unaudited).

                  Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001, and for the Period from Inception (May 15,
                  1995) to March 31, 2002 (unaudited).

                  Notes to Financial Statements.

Item 2.           Management's Discussion and Analysis or Plan of Operations.

PART II.          OTHER INFORMATION
                  -----------------

Item 6.           Exhibits and Reports on Form 8-K.

PART I.           FINANCIAL INFORMATION
                  ---------------------

ITEM 1.           FINANCIAL STATEMENTS (UNAUDITED)

Basis of Presentation
---------------------

         The accompanying unaudited financial statements of Global Teledata Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes for the year ended December 31, 2001 found in the Company's Form 10-KSB.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets



                                     ASSETS

                                                         March 31,  December 31,
                                                           2002          2001
                                                         ---------     ---------
                                                        (Unaudited)
CURRENT ASSETS

   Cash$                                                        --     $      --

     Total Current Assets                                       --            --
                                                         ---------     ---------

     TOTAL ASSETS                                        $      --     $      --
                                                         =========     =========


                 LIABILITIES AND STOCKHOLDERS" EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

   Accounts payable                                      $      --     $      --
                                                         ---------     ---------

     Total Liabilities                                          --            --
                                                         ---------     ---------

STOCKHOLDERS" EQUITY (DEFICIT)

   Common stock; authorized 25,000,000 common shares
     at $0.001 par value; 9,975,354 shares
     issued and outstanding                                9,975         9,975
   Additional paid-in capital                             55,903        52,475
   Deficit accumulated during development stage          (65,878)      (62,450)
                                                       ---------     ---------

     Total Stockholders" Equity (Deficit)                     --            --
                                                       ---------     ---------

     TOTAL LIABILITIES AND STOCKHOLDERS"
      EQUITY (DEFICIT)                                 $      --     $      --
                                                       =========     =========

    The accompanying notes are an integral part of these financial statements

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)



                                                                    From
                                         For the                Inception on
                                   Three Months Ended              May 15,
                                        March 31,               1995 through
                               --------------------------         March 31,
                                  2002             2001             2002
                               ---------        ---------        ---------

REVENUES                       $      --        $      --        $      --
                               ---------        ---------        ---------

EXPENSES                          (3,428)          (6,033)         (65,878)
                               ---------        ---------        ---------

NET LOSS                       $  (3,428)       $  (6,033)       $ (65,878)
                               =========        =========        =========

BASIC LOSS PER SHARE           $   (0.00)       $   (0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING             9,975,354        9,975,354
                               =========        =========


    The accompanying notes are an integral part of these financial statements


                                    GLOBAL TELEDATA CORPORATION
                                   (A Development Stage Company)
                           Statements of Stockholders' Equity (Deficit)


                                                                                        Deficit
                                                                                     Accumulated
                                              Common Stock             Additional     During the
                                       --------------------------        Paid-in     Development
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


             The accompanying notes are an integral part of these financial statements

                                            GLOBAL TELEDATA CORPORATION
                                           (A Development Stage Company)
                             Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                   Deficit
                                                                                 Accumulated
                                              Common Stock          Additional    During the
                                        -----------------------      Paid-in     Development
                                          Shares        Amount       Capital        Stage
                                        ---------     ---------    -----------  --------------

Balance, December 31, 1998              3,475,354     $   3,475     $   9,239     $ (12,714)

Expenses paid by shareholder on
   behalf of the Company                       --            --         3,442            --

Common stock issued for
   services valued at $0.001
   per share                            6,500,000         6,500            --            --

Net loss for the year ended
   December 31, 1999                           --            --            --       (12,748)
                                        ---------     ---------     ---------     ---------

Balance, December 31, 1999              9,975,354         9,975        12,681       (25,462)

Expenses paid by shareholder
   on behalf of the Company                    --            --        17,499            --

Net loss for the year ended
   December 31, 2000                           --            --            --       (15,977)
                                        ---------     ---------     ---------     ---------

Balance, December 31, 2000              9,975,354         9,975        30,180       (41,439)
0
Expenses paid by shareholder
   on behalf of the Company                    --            --        22,295            --

Net loss for the year ended
   December 31, 2001                           --            --            --       (21,011)
                                        ---------     ---------     ---------     ---------

Balance, December 31, 2001              9,975,354         9,975        52,475       (62,450)

Expenses paid by shareholder
   on behalf of the Company
   (unaudited)                                 --            --         3,428            --

Net loss for the three months ended
   March 31, 2002 (unaudited)                  --            --            --        (3,428)
                                        ---------     ---------     ---------     ---------

Balance, March 31, 2002 (unaudited)     9,975,354     $   9,975     $  55,903     $ (65,878)
                                        =========     =========     =========     =========


             The accompanying notes are an integral part of these financial statements

                                    GLOBAL TELEDATA CORPORATION
                                   (A Development Stage Company)
                                     Statements of Cash Flows
                                            (Unaudited)

                                                                                    From
                                                            For The             Inception on
                                                       Three Months Ended       May 15, 1995
                                                            March 31,              Through
                                                    -----------------------       March 31,
                                                       2002          2001          2002
                                                    ---------     ---------     ---------
CASH FLOWS FROM OPERATING
ACTIVITIES

   Net loss                                         $  (3,428)    $  (6,033)    $ (65,878)
   Adjustments to reconcile net loss to
   cash used by operations:
     Common stock issued for stock                         --            --        14,500
     Amortization                                          --            --           500
   Changes in operating assets and liabilities:
     Increase in other assets                              --            --          (500)
     Increase (decrease) in accounts payable               --           787            --
                                                    ---------     ---------     ---------

       Net Cash Used by Operating Activities           (3,428)       (5,246)      (51,378)
                                                    ---------     ---------     ---------

CASH FLOWS FROM INVESTING
ACTIVITIES                                                 --            --            --
                                                    ---------     ---------     ---------

CASH FLOWS FROM FINANCING
ACTIVITIES

   Expenses paid by shareholder                         3,428         5,246        49,403
   Issuance of common stock                                --            --         1,975
                                                    ---------     ---------     ---------

       Net Cash Provided by Financing
       Activities                                       3,428         5,246        51,378
                                                    ---------     ---------     ---------

NET INCREASE IN CASH                                       --            --            --

CASH AT BEGINNING OF PERIOD                                --            --            --
                                                    ---------     ---------     ---------

CASH AT END OF PERIOD                               $      --     $      --     $      --
                                                    =========     =========     =========

CASH PAID DURING THE PERIOD FOR:

   Interest                                         $      --     $      --     $      --
   Income taxes                                     $      --     $      --     $      --

NON-CASH FINANCING ACTIVITIES

   Common stock issued for stock                    $      --     $      --     $  14,500

             The accompanying notes are an integral part of these financial statements

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2002 and December 31, 2001


NOTE 1 -      CONDENSED FINANCIAL STATEMENTS

              The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and 2001 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company"s December 31, 2001 audited financial statements. The results of operations for the period ended March 31, 2002 and 2001 are not necessarily indicative of the operating results for the full years.

NOTE 2 -      GOING CONCERN

              The Company"s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

              In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management"s plans to continue as a going concern include raising additional capital through sales of common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

              The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

         We are authorized to issue 25,000,000 shares of common stock, $0.001 par value, of which 9,975,354 shares were issued and outstanding as of March 31, 2002. We are authorized to issue 10,000,000 shares of preferred stock, $0.001 par value, none of which are issued and outstanding. Each holder of the common stock shall be entitled to one vote for each share held. The preferred stock may be divided into series or classes by us upon the approval of a majority vote of our directors.

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

Results of Operations
---------------------

         Three months ended March 31, 2002 compared to three months ended March 31, 2001.

Revenues
--------

         The Company currently has no established source of revenues. The revenues for the three months ended March 31, 2002, and the three months ended March 31, 2001 were $0.00.

General and Administrative Expenses
-----------------------------------

         General and administrative expenses for the three months ended March 31, 2002 were $3,428 as compared to $6,033 for the three months ended March 31, 2001, representing a decrease of $2,605. The overall decrease in general and administrative expenses was due to a decrease in business development costs including professional fees and consulting fees.

Net Loss
--------

         As a result of the above, net loss for the three months ended March 31, 2002 was $3,428 as compared to the net loss of $6,033 for the three months ended March 31, 2001, representing a decrease of $2,605.

Liquidity and Capital Resources
-------------------------------

         To fund working capital requirements for the three months ended March 31, 2002, the Company utilized cash reserves based upon additional paid-in capital from a shareholder in the amount of $3,428.

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




DATED: May 3, 2002