Form 10QSB
period 2002-06-30
GLOBAL TELEDATA CORP
filed 2002-07-16
CIK 1103866

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended        June 30, 2002
                                        -----------------------------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


         For the transition period from               to
                                        --------------   ------------------

                         Commission File Number: 0-29247
                                                 -------

                           Global Teledata Corporation
     -----------------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its Charter)

          NEVADA                                        65-0693103
------------------------------               ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                 18870 Still Lake Drive, Jupiter, Florida 33458
      ---------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (561) 741-0410
                                 --------------
                           (Issuer's telephone number)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,975,354 Common Stock as of June 30, 2002.

                           GLOBAL TELEDATA CORPORATION

                                      INDEX


PART I.           FINANCIAL INFORMATION
                  ---------------------

Item 1.           Financial Statements.

                  Unaudited Condensed Balance Sheets as of June 30, 2002 (unaudited) and December 31, 2001.

                  Unaudited Condensed Statements of Operations for the Six Months Ended June 30, 2002 and 2001, for the Three Months Ended June 30, 2002 and 2001, and for the Period from Inception (May 15, 1995) to June 30, 2002 (unaudited).

                  Unaudited Condensed Statements of Stockholders' Equity (Deficit) for the Period from Inception (May 15, 1995) to June 30, 2002 (unaudited).

                  Unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001, and for the Period from Inception (May 15, 1995) to June 30, 2002 (unaudited).

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

Item 6.           Exhibits and Reports on Form 8-K.

PART I.           FINANCIAL INFORMATION
                  ---------------------

ITEM 1.           FINANCIAL STATEMENTS (UNAUDITED)

Basis of Presentation
---------------------

         The accompanying unaudited consolidated financial statements of Global Teledata Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10- Q and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes for the year ended December 31, 2001 found in the Company's Form 10-KSB.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets



                                     ASSETS
                                     ------

                                                           June 30, December 31,
                                                             2002       2001
                                                           --------   --------
                                                         (Unaudited)
CURRENT ASSETS

   Cash                                                    $     --    $     --
                                                           --------    --------

     Total Current Assets                                        --          --
                                                           --------    --------

     TOTAL ASSETS                                          $     --    $     --
                                                           ========    ========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

   Accounts payable                                        $     --    $     --
                                                           --------    --------

     Total Current Liabilities                                   --          --
                                                           --------    --------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock; authorized 25,000,000 common shares
     at $0.001 par value; 9,975,354 shares
     issued and outstanding                                   9,975       9,975
   Additional paid-in capital                                57,686      52,475
   Deficit accumulated during development stage             (67,661)    (62,450)
                                                           --------    --------

     Total Stockholders' Equity (Deficit)                        --          --
                                                           --------    --------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                     $     --    $     --
                                                           ========    ========


   The accompanying notes are an integral part of these financial statements.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                                From
                                                                                                             Inception on
                                         For the                                 For the                        May 15,
                                    Three Months Ended                       Six Months Ended                1995 through
                                         June 30,                                 June 30,                      June 30,
                              -------------------------------         -------------------------------        -----------
                                  2002                2001                2002                2001                2002
                              -----------         -----------         -----------         -----------         -----------
REVENUES                      $        --         $        --         $        --         $        --         $        --
                              -----------         -----------         -----------         -----------         -----------

EXPENSES                           (1,783)             (9,653)             (5,211)            (15,686)            (67,661)
                              -----------         -----------         -----------         -----------         -----------

NET LOSS                      $    (1,783)        $    (9,653)        $    (5,211)        $   (15,686)        $   (67,661)
                              ===========         ===========         ===========         ===========         ===========

BASIC LOSS PER SHARE          $     (0.00)        $     (0.00)        $     (0.00)        $     (0.00)
                              ===========         ===========         ===========         ===========

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING                    9,975,354           9,975,354           9,975,354           9,975,354
                              ===========         ===========         ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

                                                                                                  Deficit
                                                                                                 Accumulated
                                                Common Stock                   Additional         During the
                                       ------------------------------           Paid-in          Development
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

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                  Deficit
                                                                                                 Accumulated
                                                Common Stock                   Additional         During the
                                       ------------------------------           Paid-in          Development
                                          Shares             Amount             Capital             Stage
                                       ----------          ----------          ----------         ----------
Balance, December 31, 1998             3,475,354          $   3,475          $   9,239          $ (12,714)

Expenses paid by shareholder on
   behalf of the Company                      --                 --              3,442                 --

Common stock issued for
   services valued at $0.001
   per share                           6,500,000              6,500                 --                 --

Net loss for the year ended
   December 31, 1999                          --                 --                 --            (12,748)
                                       ---------          ---------          ---------          ---------

Balance, December 31, 1999             9,975,354              9,975             12,681            (25,462)

Expenses paid by shareholder
   on behalf of the Company                   --                 --             17,499                 --

Net loss for the year ended
   December 31, 2000                          --                 --                 --            (15,977)
                                       ---------          ---------          ---------          ---------

Balance, December 31, 2000             9,975,354              9,975             30,180            (41,439)

Expenses paid by shareholder
   on behalf of the Company                   --                 --             22,295                 --

Net loss for the year ended
   December 31, 2001                          --                 --                 --            (21,011)
                                       ---------          ---------          ---------          ---------

Balance, December 31, 2001             9,975,354              9,975             52,475            (62,450)

Expenses paid by shareholder
   on behalf of the Company
   (unaudited)                                --                 --              5,211                 --

Net loss for the six months ended
   June 30, 2002 (unaudited)                  --                 --                 --             (5,211)
                                       ---------          ---------          ---------          ---------

Balance, June 30, 2002 (unaudited)     9,975,354          $   9,975          $  57,686          $ (67,661)
                                       =========          =========          =========          =========

   The accompanying notes are an integral part of these financial statements.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                              From
                                                              For The                     Inception on
                                                          Six Months Ended                May 15, 1995
                                                              June 30,                       Through
                                                   -----------------------------             June 30,
                                                     2002                  2001                2002
                                                   --------             --------             --------
CASH FLOWS FROM OPERATING
ACTIVITIES

   Net loss                                        $ (5,211)            $(15,686)            $(67,661)
   Adjustments to reconcile net loss to
   cash used by operations:
     Common stock issued for services                    --                   --               14,500
     Amortization                                        --                   --                  500
   Changes in operating assets and liabilities:
     Increase in other assets                            --                   --                 (500)
     Increase (decrease) in accounts payable             --                  810                   --
                                                   --------             --------             --------

       Net Cash Used by Operating Activities         (5,211)             (14,876)             (53,161)
                                                   --------             --------             --------

CASH FLOWS FROM INVESTING
ACTIVITIES                                               --                   --                   --
                                                   --------             --------             --------

CASH FLOWS FROM FINANCING
ACTIVITIES

   Expenses paid by shareholder                       5,211               14,876               51,186
   Issuance of common stock                              --                   --                1,975
                                                   --------             --------             --------

       Net Cash Provided by Financing
       Activities                                     5,211               14,876               53,161
                                                   --------             --------             --------

NET INCREASE IN CASH                                     --                   --                   --

CASH AT BEGINNING OF PERIOD                              --                   --                   --
                                                   --------             --------             --------

CASH AT END OF PERIOD                              $     --             $     --             $     --
                                                   ========             ========             ========

CASH PAID DURING THE PERIOD FOR:

   Interest                                        $     --             $     --             $     --
   Income taxes                                    $     --             $     --             $     --

NON-CASH FINANCING ACTIVITIES

   Common stock issued for services                $     --             $     --             $ 14,500

   The accompanying notes are an integral part of these financial statements.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 2002 and December 31, 2001



NOTE 1 -      BASIS OF FINANCIAL STATEMENT PRESENTATION

              The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its January 9, 2002 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

              In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management's plans to continue as a going concern include raising additional capital through sales of common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

         We are authorized to issue 25,000,000 shares of common stock, $0.001 par value, of which 9,975,354 shares were issued and outstanding as of June 30, 2002. We are authorized to issue 10,000,000 shares of preferred stock, $0.001 par value, none of which are issued and outstanding. Each holder of the common stock shall be entitled to one vote for each share held. The preferred stock may be divided into series or classes by us upon the approval of a majority vote of our directors.

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

Results of Operations
---------------------

         Six Months ended June 30, 2002 compared to six months ended June 30, 2001, and for the three months ended June 30, 2002 compared to the three months ended June 30, 2001.

Revenues
--------

         The Company currently has no established source of revenues. The revenues for the three and six months ended June 30, 2002, and for the three and six months ended June 30, 2001 were $0.00.

General and Administrative Expenses
-----------------------------------

         General and administrative expenses for the six months ended June 30, 2002 were $5,211 as compared to $15,686 for the six months ended June 30, 2001, representing a decrease of $10,475; and for the three months ended June 30, 2002 were $1,783 as compared to $9,653 for the three months ended June 30, 2001, representing a decrease of $7,870. The decreases in general and administrative expenses were due to a decrease in business development costs including professional fees and consulting fees.

Net Loss
--------

         As a result of the above, net loss for the six months ended June 30, 2002 was $5,211 as compared to the net loss of $15,686 for the six months ended June 30, 2001, representing a decrease of $10,475; the net loss for the three months ended June 30, 2002 was $1,783 as compared to the net loss of $9,653 for the three months ended June 30, 2001, representing a decrease of $7,870.

Liquidity and Capital Resources
-------------------------------

         To fund working capital requirements through June 30, 2002, the Company utilized cash reserves based upon additional paid-in capital from a shareholder in the amount of $5,211.

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




DATED: July 16, 2002