Form 10QSB
period 2002-09-30
GLOBAL TELEDATA CORP
filed 2002-10-29
CIK 1103866

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002
                                               ------------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


         For the transition period from               to
                                        ----------       --------------

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

                                       N/A
               ---------------------------------------------------
              (Former Name, former address and former fiscal year,
                         if changed since last Report.)

         Check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes X    No
                 ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,975,354 Common Stock as of October 25, 2002.

                           GLOBAL TELEDATA CORPORATION

                                      INDEX


PART I.           FINANCIAL INFORMATION
                  ---------------------

Item 1.           Financial Statements.

                  Unaudited Condensed Balance Sheets as of September 30, 2002 and December 31, 2001.

                  Unaudited Condensed Statements of Operations for the Nine Months Ended September 30, 2002 and 2001, for the Three Months Ended September 30, 2002 and 2001, and for the Period from Inception (May 15, 1995) to September 30, 2002.

                  Unaudited Condensed Statements of Stockholders' Equity (Deficit) for the Period from Inception (May 15, 1995) to September 30, 2002.

                  Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2002 and 2001, and for the Period from Inception (May 15, 1995) to September 30, 2002.

                  Notes to Financial Statements.

Item 2.           Management's Discussion and Analysis or Plan of Operations.


PART II.          OTHER INFORMATION
                  -----------------

Item 6.           Exhibits and Reports on Form 8-K.

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS (UNAUDITED)

Basis of Presentation
---------------------

         The accompanying unaudited consolidated financial statements of Global Teledata Corporation (the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10- Q and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the nine month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes for the year ended December 31, 2001 found in the Registrant's Form 10-KSB.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS
                                     ------

                                                                  September 30,   December 31,
                                                                       2002           2001
                                                                  ------------   -------------
                                                                   (Unaudited)
CURRENT ASSETS

   Cash                                                              $     --       $     --
                                                                     --------       --------

     Total Current Assets                                                  --             --
                                                                     --------       --------

     TOTAL ASSETS                                                    $     --       $     --
                                                                     ========       ========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

   Accounts payable                                                  $    693       $     --
                                                                     --------       --------

     Total Current Liabilities                                            693             --
                                                                     --------       --------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock; authorized 25,000,000 common shares
     at $0.001 par value; 9,975,354 shares
     issued and outstanding                                             9,975          9,975
   Additional paid-in capital                                          59,384         52,475
   Deficit accumulated during development stage                       (70,052)       (62,450)
                                                                     --------       --------

     Total Stockholders' Equity (Deficit)                                  --             --
                                                                     --------       --------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                               $     --       $     --
                                                                     ========       ========


   The accompanying notes are an integral part of these financial statements.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                                                                     From
                                      For the                           For the                  Inception on
                                 Three Months Ended                 Nine Months Ended               May 15,
                                   September 30,                       September 30,             1995 through
                          -----------------------------       -----------------------------       September 30,
                              2002              2001              2002              2001             2002
                          -----------       -----------       -----------       -----------       -----------
REVENUES                  $        --       $        --       $        --       $        --       $        --
                          -----------       -----------       -----------       -----------       -----------

EXPENSES                        2,391             3,006             7,602            18,692            70,052
                          -----------       -----------       -----------       -----------       -----------

NET LOSS                  $    (2,391)      $    (3,006)      $    (7,602)      $   (18,692)      $   (70,052)
                          ===========       ===========       ===========       ===========       ===========

BASIC LOSS PER SHARE      $     (0.00)      $     (0.00)      $     (0.00)      $     (0.00)
                          ===========       ===========       ===========       ===========

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING                9,975,354         9,975,354         9,975,354         9,975,354
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

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                      Deficit
                                                                                    Accumulated
                                               Common Stock          Additional      During the
                                        -------------------------      Paid-in      Development
                                          Shares         Amount        Capital         Stage
                                        ---------      ---------      ---------      ---------
Balance, December 31, 1998              3,475,354      $   3,475      $   9,239      $ (12,714)

Expenses paid by shareholder on
   behalf of the Company                       --             --          3,442             --

Common stock issued for
   services valued at $0.001
   per share                            6,500,000          6,500             --             --

Net loss for the year ended
   December 31, 1999                           --             --             --        (12,748)
                                        ---------      ---------      ---------      ---------

Balance, December 31, 1999              9,975,354          9,975         12,681        (25,462)

Expenses paid by shareholder
   on behalf of the Company                    --             --         17,499             --

Net loss for the year ended
   December 31, 2000                           --             --             --        (15,977)
                                        ---------      ---------      ---------      ---------

Balance, December 31, 2000              9,975,354          9,975         30,180        (41,439)

Expenses paid by shareholder
   on behalf of the Company                    --             --         22,295             --

Net loss for the year ended
   December 31, 2001                           --             --             --        (21,011)
                                        ---------      ---------      ---------      ---------

Balance, December 31, 2001              9,975,354          9,975         52,475        (62,450)

Expenses paid by shareholder
   on behalf of the Company
   (unaudited)                                 --             --          6,909             --

Net loss for the nine months ended
   September 30, 2002 (unaudited)              --             --             --         (7,602)
                                        ---------      ---------      ---------      ---------

Balance, September 30, 2002
 (unaudited)                            9,975,354      $   9,975      $  59,384      $ (70,052)
                                        =========      =========      =========      =========


   The accompanying notes are an integral part of these financial statements.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                    From
                                                                                 Inception on
                                                             For The             May 15, 1995
                                                         Nine Months Ended         Through
                                                           September 30,         September 30,
                                                     -----------------------     -------------
                                                       2002           2001            2002
                                                     --------       --------       --------
CASH FLOWS FROM OPERATING
ACTIVITIES

   Net loss                                          $ (7,602)      $(18,692)      $(70,052)
   Adjustments to reconcile net loss to
   cash used by operations:
     Common stock issued for services                      --             --         14,500
     Amortization                                          --             --            500
   Changes in operating assets and liabilities:
     Increase in other assets                              --             --           (500)
     Increase (decrease) in accounts payable              693         (1,284)           693
                                                     --------       --------       --------

       Net Cash Used by Operating Activities           (6,909)       (19,976)       (54,859)
                                                     --------       --------       --------

CASH FLOWS FROM INVESTING
ACTIVITIES                                                 --             --             --
                                                     --------       --------       --------

CASH FLOWS FROM FINANCING
ACTIVITIES

   Expenses paid by shareholder                         6,909         19,976         52,884
   Issuance of common stock                                --             --          1,975
                                                     --------       --------       --------

       Net Cash Provided by Financing
       Activities                                       6,909         19,976         54,859
                                                     --------       --------       --------

NET INCREASE IN CASH                                       --             --             --

CASH AT BEGINNING OF PERIOD                                --             --             --
                                                     --------       --------       --------

CASH AT END OF PERIOD                                $     --       $     --       $     --
                                                     ========       ========       ========

CASH PAID DURING THE PERIOD FOR:

   Interest                                          $     --       $     --       $     --
   Income taxes                                      $     --       $     --       $     --

NON-CASH FINANCING ACTIVITIES

   Common stock issued for services                  $     --       $     --       $ 14,500


   The accompanying notes are an integral part of these financial statements.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2002 and December 31, 2001


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its January 9, 2002 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2 - GOING CONCERN

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

         We are authorized to issue 25,000,000 shares of common stock, $0.001 par value, of which 9,975,354 shares were issued and outstanding as of October 25, 2002. We are authorized to issue 10,000,000 shares of preferred stock, $0.001 par value, none of which are issued and outstanding. Each holder of the common stock shall be entitled to one vote for each share held. The preferred stock may be divided into series or classes by us upon the approval of a majority vote of our directors.

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

Results of Operations
---------------------

         Nine months ended September 30, 2002 compared to nine months ended September 30, 2001, and for the three months ended September 30, 2002 compared to the three months ended September 30, 2001.

Revenues
--------

         The Registrant currently has no established source of revenues. The revenues for the three and nine months ended September 30, 2002, and for the three and nine months ended September 30, 2001 were $0.00.

General and Administrative Expenses
-----------------------------------

         General and administrative expenses for the nine months ended September 30, 2002 were $7,602 as compared to $18,692 for the nine months ended September 30, 2001, representing a decrease of $11,090; and for the three months ended September 30, 2002 were $2,391 as compared to $3,006 for the three months ended September 30, 2001, representing a decrease of $615. The decreases in general and administrative expenses were due to a decrease in business development costs including professional fees and consulting fees.

Net Loss
--------

         As a result of the above, net loss for the nine months ended September 30, 2002 was $7,602 as compared to the net loss of $18,692 for the nine months ended September 30, 2001, representing a decrease of $11,090; the net loss for the three months ended September 30, 2002 was $2,391 as compared to the net loss of $3,006 for the three months ended September 30, 2001, representing a decrease of $615.

Liquidity and Capital Resources
-------------------------------

         To fund working capital requirements through September 30, 2002, the Registrant utilized cash reserves based upon additional paid-in capital from a shareholder in the amount of $6,909.

Cautionary Statement Regarding Forward-Looking Statements
---------------------------------------------------------

         Certain statements contained in this Section and elsewhere in this report regarding matters that are not historical facts are forward-looking statements. Because such forward- looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. All statements which address operating performance, events or developments that management expects or anticipates to incur in the future, including statements relating to sales and earnings growth or statements expressing general optimism about future operating results, are forward- looking statements. The forward-looking statements are based on management's current views and assumptions regarding future events and operating performance. Many factors could cause actual results to differ materially from estimates contained in management's forward-looking statements. The differences may be caused by a variety of factors, including, but not limited to, adverse economic conditions, competitive pressures, inadequate capital, unexpected costs, lower revenues, net income and forecasts, the possibility of fluctuation and volatility of the Registrant's operating results and financial condition, inability to carry out marketing and sales plans and loss of key executives, among other things.

PART II.          OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits required by Item 601 of Regulation S-B

                  Exhibit 99.1 Certification of Principal Executive Officer and Principal Financial Officer, dated October 29, 2002.

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


                                      Global Teledata Corporation,
                                      a Nevada corporation



DATED: October 29, 2002              By: /s/ Alan Pavsner
                                         ---------------------------------------
                                           Alan Pavsner, President and Director
                                           (Principal Executive, Financial and
                                           Accounting Officer)



DATED: October 29, 2002              By: /s/ Mary Francis Pavsner
                                         ---------------------------------------
                                           Mary Francis Pavsner, Secretary

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the accompanying Quarterly Report of Global Teledata Corporation (the "Registrant") on Form 10-QSB for the quarter ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), I, Alan Pavsner, Principal Executive Officer and Principal Financial Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

1.       I have reviewed this Quarterly Report;
2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;
3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as, and for the periods presented in this Quarterly Report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have;
         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, to the extent applicable, is made known to me by others within those entities, particularly during the period in which this Quarterly Report is being prepared;
         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and
         c) presented in this Quarterly Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;
5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and
6. I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


By:      /s/ Alan Pavsner
         --------------------------
         Alan Pavsner
         Principal Executive Officer and
         Principal Financial Officer
         October 29, 2002