Form 10KSB
period 2002-12-31
GLOBAL TELEDATA CORP
filed 2003-04-07
CIK 1103866

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002
                         Commission file number 0-29247

                           GLOBAL TELEDATA CORPORATION
                 (Name of Small Business Issuer in its Charter)

          Nevada                                               65-0693103
          ------                                               ----------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

5030 Champion Boulevard, Suite 6-272, Boca Raton, Florida               33496
---------------------------------------------------------               -----
(Address of Principal Executive Offices)                              (Zip Code)

                                 (954) 801-7167
                                 --------------
                           (Issuer's Telephone Number)

              Securities registered under Section 12(b) of the Act:
                                      None
                                      ----

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

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: January 30, 2003: 9,975,354 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

    Transitional Small Business Disclosure Format (Check One): [ ] Yes  [X] No

                                    BUSINESS

ITEM 1. DESCRIPTION OF BUSINESS

         Global Teledata Corporation, referred to in this registration statement as Global, we or us, was incorporated on May 15, 1995 as a Nevada Corporation under the name Television Networking, Inc. Global was incorporated for the purpose of entering the video production business. It ceased operations in 1996 and, since that time, has been inactive. In November 1998, in connection with a merger with another entity that was later rescinded by both parties, Global amended its articles of incorporation to change its name to Global Teledata Corporation. We are authorized to issue 25,000,000 shares of common stock, $0.001 par value, of which 9,975,354 shares were issued and outstanding as of January 30, 2003.

         We are authorized to issue 10,000,000 shares of preferred stock, $0.001 par value, none of which are issued and outstanding. Each holder of the common stock shall be entitled to one vote for each share held. The preferred stock may be divided into series or classes by us upon the approval of a majority vote of our directors.

         We have been in the development stage since our merger with Outlaw Entertainment and have no operations to date. Other than issuing shares to shareholders, we have not commenced any operational activities. As such, we can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. Our directors have elected to commence implementation of our principal business purpose. Our offices are located at 5030 Champion Boulevard, Suite 6-272, Boca Raton, Florida 33496.

         The proposed business activities described in this report classify us as a blank check company. Many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies in their respective jurisdictions. We do not intend to undertake any offering of our securities, either debt or equity, until such time as we have successfully implemented our business plan.

         In February 2003, Triton Enterprises, Inc., purchased 6,500,000 of our shares of common stock from Marine Way, Inc. in a private transaction. In connection with the transaction Dennis Crowley, the principal of Triton Enterprises, was elected as our President and a Director, and Alan Pavsner and Mary Fancis Pavsner resigned all positions with the Company. Triton Enterprises has expressed its intention not to sell its shares of common stock until such time as we have successfully consummated a merger or acquisition and are no longer classified as a blank check company. In addition, Triton Enterprises has also expressed its intention not to sell its shares unless the shares are subsequently registered or if an exemption from registration is available.

COMPETITION

         We will remain an insignificant participant among the marketplace of firms that engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than us. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage to our competitors.

EMPLOYEES

         We have no full time or part time employees. Mr. Crowley, our President, has agreed to allocate a portion of his time to our business activities, without compensation. We anticipate that the amount of time devoted by Mr. Crowley to implement our business plan will be immaterial, and therefore we have not recorded any expense relating to such service for financial statement purposes. Consequently, conflicts of interest may arise with respect to the limited time commitment by him.

         Mr. Crowley has been involved with other public companies, and may, in the future, become involved with other companies who have a business purpose similar to ours, although no such activity is currently anticipated. As a result, additional potential conflicts of interest may arise in the future. If this type of conflict does arise and an officer or director is presented with business opportunities under circumstances where there may be a doubt as to whether the opportunity should belong to us or to another company he is affiliated with, he will disclose the opportunity to all such companies. If a situation arises in which more than one company desires to merge with or acquire that target company has no preference as to which company will merger or acquire such target company, the company which first filed a registration statement with the Securities and Exchange Commission will be entitled to proceed with the proposed transaction.

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

CONTINUED MANAGEMENT CONTROL, LIMITED TIME AVAILABILITY.

         While seeking a business combination, Mr. Crowley, our President, has agreed to allocate a portion of his time to our business activities, without compensation. We anticipate that the amount of time devoted by Mr. Crowley will be immaterial, and therefore we have not recorded any expense relating to such service for financial statement purposes. Mr. Crowley will be the only person responsible in conducting the day to day operations of the company including searches, evaluations, and negotiations with potential merger or acquisition candidates. We have not entered into any written employment agreement with Mr. Crowley and do not anticipate doing so in the foreseeable future.

CONFLICTS OF INTEREST - GENERAL.

         Mr. Crowley may in the future participate in business ventures that could be deemed to compete directly with us. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event that our current and future officers or directors are involved in the management of any firm with which we transact business.

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

PROBABLE CHANGE IN CONTROL AND MANAGEMENT.

         A business combination involving the issuance of our common stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in us. Any similar business combination may require our management to sell or transfer all or a portion of our common shares held by them, or resign as members of the board of directors of the Company. The resulting change in control could result in the removal of Mr. Crowley and a corresponding reduction in or elimination of his participation in our future affairs.

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

DISADVANTAGES OF BLANK CHECK OFFERING.

         We may enter into a business combination with an entity that desires to establish a public trading market for its shares. A business opportunity may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with us. These consequences may include, but are not limited to:

         *        time delays of the registration process;
         *        significant expenses to be incurred in such an offering;
         *        loss of voting control to public shareholders; and
         * the inability or unwillingness to comply with various federal and state laws enacted for the protection of investors.

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

ITEM 2.           DESCRIPTION OF PROPERTY

         We currently maintain our offices, rent free, at 5030 Champion Boulevard, Suite 6-272, Boca Raton, Florida 33496, which is the business address of Mr. Crowley, our President. We have determined our use of this office space to be of immaterial value, an therefore we have not recorded any expense relating to such office use for financial statement purposes. We do not believe that we will need to maintain an office at any time in the foreseeable future in order to carry out our plan of operations described herein.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS.

         On February 5, 2001, we obtained an unpriced quotation for our common stock on the Over the Counter Bulletin Board (trading symbol GDAC). It is our belief that maintaining a listing on the Over the Counter Bulletin Board will assist us in facilitating our business plan. Currently, no trading market exists for our common stock and no trades have been effected. As of January 30, 2003, there were approximately 408 holders of record of our common stock. We have never paid dividends on our Common Stock since our incorporation in 1995. We intend to retain earnings for use in our business and therefore do not anticipate paying dividends in the foreseeable future.

ITEM 6.           PLAN OF OPERATION

         For the year ended December 31, 2002, Global had a net loss of $10,128 as compared to a net loss of $21,011 for the year ended December 31, 2001. The cumulative net loss from inception through December 31, 2002 was $72,578. The net losses for these periods represent expenses associated with the ongoing administration of the Company and compliance with self- regulatory requirements pending development of operations or completion of an appropriate acquisition. At December 31, 2002, the Company carried no assets. Operations have been sustained through the contributions of its principal shareholder as needed. On February 5, 2001, NASD Regulation cleared the Company's Rule 211 application for the listing of its securities on the OTC Bulletin Board subject to clearance of a subsequent quotation. Management believes that clearance for inclusion on the OTC Bulletin Board represents a significant milestone and will provide Global with greater opportunities to consummate an appropriate acquisition.

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

         The analysis of new business opportunities will be undertaken by, or under the supervision of, Mr. Crowley, who may not be considered a professional business analyst. Mr. Crowley will be the key person in the search, review and negotiation with potential acquisition or merger candidates. We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present associations of our officers and directors, or by our shareholders. In analyzing prospective business opportunities, we will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. We will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

         Mr. Crowley has experience in managing companies similar to us and will rely upon his own efforts and, to a much lesser extent, the efforts of our shareholders, in accomplishing our business purpose. We do not anticipate using any outside consultants or advisors to effectuate our business purpose. However, if we do retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/acquisition candidate, as we have no cash assets with which to pay such obligation. There have been no contracts or agreements with any outside consultants and none are anticipated in the future.

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

         We anticipate that we will incur nominal expenses in the implementation of our business plan described herein. Because we have no capital with which to pay these anticipated expenses, these expenses will be paid by either Mr. Crowley with his personal funds or Triton Enterprises, our majority shareholder, with its business funds, as interest-free loans. However, the only opportunity to have these loans repaid will be from a prospective merger or acquisition candidate. Repayment of any loans made on our behalf will not impede, or be made conditional in any manner, to consummation of a proposed transaction.

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

         We anticipate that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of a transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have successfully consummated a merger or acquisition and we are no longer considered a "shell" company. Until such time as this occurs, we will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future, if such a market develops, of which there is no assurance.

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

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         None.

                                    PART III

ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth certain information concerning each of the Company's directors and executive officers:

         Name                       Age               Position
         ----                       ---               --------

         Dennis Crowley             41                President and Director

         Mr. Dennis Crowley is our President and Director. Mr. Crowley was appointed in February 2003. Mr. Crowley has served as the principal owner of PNC Investments Ltd., a private merchant banking firm since 1994. Mr. Crowley is a director of Spear & Jackson, Inc. (OTCBB: "SJCK.OB").

TERM OF OFFICE

         Our Directors are appointed for terms of one year to hold office until the next annual general meeting of the holders of our common stock, as provided by the Nevada Revised Statutes, or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

COMMITTEES

         The Company presently has no committees of its Board of Directors.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by it, we believe that during the fiscal period ended December 31, 2002, all such filing requirements applicable to our officers and directors were complied with.

CONFLICTS OF INTEREST

         Mr. Crowley is associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in his acting as our officer and director. Insofar as the officer and director is engaged in other business activities, Mr. Crowley anticipates that he will devote only a minor amount of time to our affairs.

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

ITEM 10.          EXECUTIVE COMPENSATION

         None of our executive officers or directors received any form of compensation from us in the past three fiscal years. Mr. Crowley, our President, has agreed to allocate a portion of his time to our business activities, without compensation. We anticipate that the amount of time devoted by Mr. Crowley to implement our business plan will be immaterial, and therefore we have not recorded any expense relating to such service for financial statement purposes. It is possible that, after we successfully consummates a merger or acquisition with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of its management for the purposes of providing services to the surviving entity, or otherwise provide other compensation to such persons. However, we have adopted a policy whereby the offer of any post-transaction remuneration to members of management will not be a consideration in our decision to undertake any proposed transaction. Members of our board have agreed to disclose to the entire board of directors any discussions concerning possible compensation to be paid to them by any entity which proposes to undertake a transaction with us. We have not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of employees.

ITEM 11.          PRINCIPAL SHAREHOLDERS

         The following table sets forth certain information as of January 30, 2003 regarding beneficial ownership of our common stock by (i) each stockholder known us to be the beneficial owner of more than 5% of our common stock, (ii) by each director and executive officer and (iii) by all executive officers and directors as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned. The address of all shareholders in this table is 5030 Champion Boulevard, Suite 6-272, Boca Raton, Florida 33496.

                                            Number of            Percentage of
         Name                               shares owned         shares owned
         ----                               ------------         ------------

         Triton Enterprises, Inc.           6,500,000            65.1%
         Dennis Crowley (1)                 6,500,000            65.1%
         All officers and directors
                  as a group (1 person)     6,500,000            65.1%

         ----------
         (1) Dennis Crowley is the sole shareholder of Triton Enterprises, Inc., and serves as our president and director.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits required by Item 601 of Regulation S-B

                  3.1(a) Articles of Incorporation of Global Teledata Corporation (1)

                  3.1(b) Amendment to the Articles of Incorporation of Global Teledata Corporation (2)

                  3.1(c)   Certificate of Merger (1)

                  99.1 Certification of Principal Executive Officer and Principal Financial Officer, dated March 31, 2003 (3)

         (b)      Reports on Form 8-K

                  None.

         ----------
         (1) Previously filed with our Form 10-SB Registration Statement on January 31, 2000.
         (2) Previously filed with our Form 10-KSB for the fiscal year ended December 31, 1999.
         (3)      Filed herewith.

ITEM 14.          CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act rule 12a-14. This evaluation was done under the supervision and with the participation of the Company's Principal Executive Officer and Principal Accounting Officer. Based upon that evaluation, he concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunder duly authorized.

                                             GLOBAL TELEDATA CORPORATION

                                             /s/ Dennis Crowley
                                             -------------------------
                                             Dennis Crowley, President

         In accordance with the Exchange Act, this Report was signed by the following persons in the capacities and on the dates stated.

Signatures                  Title                                Date
----------                  -----                                ----

/s/ Dennis Crowley          President and Director               March 31, 2003
----------------------      (Principal Executive, Financial
Dennis Crowley              and Accounting Officer)

      CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT
                TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the accompanying Annual Report of Global Teledata Corporation (the "Registrant") on Form 10-KSB for the fiscal year ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report"), I, Dennis Crowley, Principal Executive Officer and Principal Financial Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

         1. I have reviewed this Annual Report;

         2. Based on my knowledge, this Annual Report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

         3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as, and for the periods presented in this Annual Report;

         4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have; a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, to the extent applicable, is made known to me by others within those entities, particularly during the period in which this Annual Report is being prepared; b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and c) presented in this Annual Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

         5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

         6. I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: March 31, 2003                     By: /s/ Dennis Crowley
                                              -------------------------------
                                              Dennis Crowley
                                              Principal Executive Officer and
                                              Principal Financial Officer

                           GLOBAL TELEDATA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2002


                                 C O N T E N T S


Independent Auditor's Report.......................................... F-2

Balance Sheet......................................................... F-3

Statements of Operations.............................................. F-4

Statements of Stockholders' Equity (Deficit).......................... F-5

Statements of Cash Flows.............................................. F-7

Notes to the Financial Statements..................................... F-8

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


The Board of Directors
Global Teledata Corporation
(A Development Stage Company)
Jupiter, Florida

We have audited the accompanying balance sheet of Global Teledata Corporation (a development stage company), as of December 31, 2002 and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2002 and 2001 and from inception on May 15, 1995 through December 31, 2002. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Teledata Corporation (a development stage company), as of December 31, 2002 and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 and from inception on May 15, 1995 through December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

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



HJ & Associates, LLC
Salt Lake City, Utah
March 28, 2003

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                                  Balance Sheet


                                                                    December 31,
                                                                        2002
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
                                                                     ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

   Accounts payable                                                  $  3,092
                                                                     --------
     Total Liabilities                                                  3,092
                                                                     --------
STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock; authorized 25,000,000 common shares
    at $0.001 par value; 9,975,354 shares issued and
    outstanding                                                         9,975
   Additional paid-in capital                                          59,511
   Deficit accumulated during development stage                       (72,578)
                                                                     --------
     Total Stockholders' Equity (Deficit)                              (3,092)
                                                                     --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)            $     --
                                                                     ========


   The accompanying notes are an integral part of these financial statements.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                            Statements of Operations

                                                                        From
                                                                    Inception on
                                      For the Years Ended              May 15,
                                         December 31,               1995 Through
                                  -----------      -----------      December 31,
                                      2002             2001             2002
                                  -----------      -----------      -----------

REVENUE                           $        --      $        --      $        --

EXPENSES                               10,128           21,011           72,578
                                  -----------      -----------      -----------

NET LOSS                          $   (10,128)     $   (21,011)     $   (72,578)
                                  ===========      ===========      ===========

BASIC LOSS PER SHARE              $     (0.00)     $     (0.00)
                                  ===========      ===========
WEIGHTED AVERAGE SHARES
 OUTSTANDING                        9,975,354        9,975,354
                                  ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
               From Inception on May 15, 1995 to December 31, 2001

                                                                                       Deficit
                                                                                     Accumulated
                                             Common Stock             Additional     During the
                                      -------------------------         Paid-in      Development
                                        Shares          Amount          Capital         Stage
                                      ----------      ----------      ----------     -----------
Balance at inception on
 May 15, 1995                                 --      $       --      $       --     $       --

Issuance of common stock
 at inception at $0.001 per share      1,975,354           1,975              --             --

Net loss from inception to
 December 31, 1995                            --              --              --         (2,033)
                                      ----------      ----------      ----------     ----------

Balance, December 31, 1995             1,975,354           1,975              --         (2,033)

Common stock issued for
acquisition of Marine Way, Inc.
stock at $0.001 per share              8,000,000           8,000              --             --

Expenses paid by shareholder
 on behalf of the Company                     --              --             780             --

Net loss for the year ended
 December 31, 1996                            --              --              --         (8,880)
                                      ----------      ----------      ----------     ----------

Balance, December 31, 1996             9,975,354           9,975             780        (10,913)

Expenses paid by shareholder
 on behalf of the Company                     --              --           1,000             --

Net loss for the year ended
 December 31, 1997                            --              --              --         (1,100)
                                      ----------      ----------      ----------     ----------

Balance, December 31, 1997             9,975,354           9,975           1,780        (12,013)

Cancellation of common stock          (6,500,000)         (6,500)          6,500             --

Expenses paid by shareholder
 on behalf o the Company                      --              --             959             --

Net loss for the year ended
 December 31, 1998                            --              --              --           (701)
                                      ----------      ----------      ----------     ----------

Balance, December 31, 1998             3,475,354      $    3,475      $    9,239     $  (12,714)
                                      ----------      ----------      ----------     ----------


   The accompanying notes are an integral part of these financial statements.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
               From Inception on May 15, 1995 to December 31, 2001

                                                                               Deficit
                                                                              Accumulated
                                           Common Stock         Additional    During the
                                     -----------------------      Paid-in     Development
                                       Shares       Amount        Capital        Stage
                                     ---------     ---------     ---------     ---------
Balance, December 31, 1998           3,475,354     $   3,475     $   9,239     $ (12,714)
                                     ---------     ---------     ---------     ---------

Expenses paid by shareholder
 on behalf of the Company                   --            --         3,442            --

Common stock issued for services
 valued at $0.001 per share          6,500,000         6,500            --            --

Net loss for the year ended
 December 31, 1999                          --            --            --       (12,748)
                                     ---------     ---------     ---------     ---------

Balance, December 31, 1999           9,975,354         9,975        12,681       (25,462)

Expenses paid by shareholder
 on behalf of the Company                   --            --        17,499            --

Net loss for the year ended
 December 31, 2000                          --            --            --       (15,977)
                                     ---------     ---------     ---------     ---------

Balance, December 31, 2000           9,975,354         9,975        30,180       (41,439)

Expenses paid by shareholder
 on behalf of the Company                   --            --        22,295            --

Net loss for the year ended
 December 31, 2001                          --            --            --       (21,011)
                                     ---------     ---------     ---------     ---------

Balance, December 31, 2001           9,975,354     $   9,975     $  52,475     $ (62,450)

Expenses paid by shareholder
 on behalf of the Company                   --            --         7,036            --

Net loss for the year ended
 December 31, 2002                          --            --            --       (10,128)
                                     ---------     ---------     ---------     ---------

Balance, December 31, 2002           9,975,354     $   9,975     $  59,511     $ (72,578)
                                     =========     =========     =========     =========


   The accompanying notes are an integral part of these financial statements.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                   From
                                                                                Inception on
                                                       For the Years Ended        May 15,
                                                           December 31,         1995 Through
                                                     --------      --------     December 31,
                                                       2002          2001          2002
                                                     --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                          $(10,128)     $(21,011)     $(72,578)
                                                     --------      --------      --------
   Adjustments to reconcile net loss to
    cash used by operations:
     Common stock issued for services                      --            --        14,500
     Amortization                                          --            --           500
   Changes in operating assets and liabilities:
     Increase in other assets                              --            --          (500)
     Increase (decrease) in accounts payable            3,092        (1,284)        3,092
                                                     --------      --------      --------

       Net Cash Used by Operating Activities           (7,036)      (22,295)      (54,986)
                                                     --------      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES                       --            --            --
                                                     --------      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES

   Expenses paid by shareholder                         7,036        22,295        53,011
   Issuance of common stock                                --            --         1,975
                                                     --------      --------      --------

       Net Cash Provided by Financing Activities        7,036        22,295        54,986

NET INCREASE (DECREASE) IN CASH                            --            --            --

CASH AT BEGINNING OF PERIOD                                --            --            --
                                                     --------      --------      --------
CASH AT END OF PERIOD                                $     --      $     --      $     --
                                                     ========      ========      ========
CASH PAID DURING THE PERIOD FOR:

   Interest                                          $     --      $     --      $     --
   Income taxes                                      $     --      $     --      $     --

NON-CASH FINANCING ACTIVITIES

       Common stock issued for services              $     --      $     --      $ 14,500


   The accompanying notes are an integral part of these financial statements.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001


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

              b.  Accounting Method

              The Company's financial statements are prepared using the accrual method of accounting. The Company has selected a December 31 year-end.

              c.  Basic Loss per Share

                                              For the Year Ended
                                               December 31, 2002
                              -------------------------------------------------
                                 Loss               Shares            Per Share
                              (Numerator)        (Denominator)         Amount
                              -----------        -------------         ------
                               $(10,128)          9,975,354          $  (0.00)
                               ========           =========          ========

                                              For the Year Ended
                                               December 31, 2001
                              --------------------------------------------------
                                 Loss              Shares            Per Share
                              (Numerator)        (Denominator)        Amount
                              -----------        -------------        ------
                               $(21,011)          9,975,354          $  (0.00)
                               ========           =========          ========

              The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              d.  Provision for Taxes

              Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely that not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

              Net deferred tax assets consist of the following components as of December 31, 2002 and 2001:
                                                       2002            2001
                                                   -----------      ----------
              Deferred tax assets:
                    NOL Carryover                  $  (25,770)      $ (18,240)

              Deferred tax liabilities:                    --              --
                                                   ----------       ---------
              Valuation allowance                      25,770          18,240
                                                   $        -       $      --
                                                   ===========      =========
              The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2002 and 2001 due to the following:

                                                       2002           2001
                                                   -----------      ----------
              Book loss                            $   (3,950)      $  (7,984)
              State taxes                                (100)             --
              Valuation allowance                       4,050           7,984
                                                   -----------      ----------
                                                   $       --       $      --
                                                   ===========      =========

              At December 31, 2002, the Company had net operating loss carryforwards of approximately $66,000 that may be offset against future taxable income from the year 2002 through 2022. No tax benefit has been reported in the December 31, 2002 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

              Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              e.  Cash Equivalents

              The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

              f.  Estimates

              The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

              g.  Revenue Recognition

              The Company currently has no source of revenues. Revenue recognition policies will be determined when principal operations begin.

NOTE 2 -      GOING CONCERN

              The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001


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

              During the year ended December 31, 2002, expenses paid by a shareholder on behalf of the company as additional paid-in capital totaled $7,036.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001


NOTE 5 -      NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

              The Company adopted the provisions of FASB Statement No.145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections," FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," FIN 44, "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No.
              25)," and FASB Statement No. 147, "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." The effect of these adopted provisions on the Company's financial statements was not significant.

              In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" (SFAS 148). SFAS 148 is effective for fiscal years beginning after December 15, 2003. The Company is currently reviewing SFAS 148.

NOTE 6 -      SUBSEQUENT EVENT

              On February 25, 2003, the principal shareholder of the Company sold all its shares of the Company to Triton Enterprises in exchange for a cash payment of $15,000 and other consideration. Mr. Dennis Crowley, the principal of Triton Enterprises, was also elected as President and director of the Company. Following the transaction, Mr. Alan R. Pavsner, the former principal of the Company, resigned in all capacities with the Company. Triton Enterprises owns 6,500,000 shares of common stock of the Company or 65.2% of the outstanding common stock of the Company.