Form 10QSB
period 2003-03-31
GLOBAL TELEDATA CORP
filed 2003-05-15
CIK 1103866

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2003
                                        --------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from ______________  to ______________

                         Commission File Number: 0-29247
                                                 -------

                           Global Teledata Corporation
                           ---------------------------
        (Exact name of Small Business Issuer as specified in its Charter)

            NEVADA                                        65-0693103
            ------                                        ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

         5030 Champion Boulevard, Suite 6,272, Boca Raton, Florida 33491
         ---------------------------------------------------------------
                    (Address of principal executive offices)

                                 (561) 741-0410
                                 --------------
                          (Issuer's telephone number)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,975,354 Common Stock as of April 30, 2003.

                           GLOBAL TELEDATA CORPORATION

                                      INDEX


PART I.           FINANCIAL INFORMATION
                  ---------------------

Item 1.           Financial Statements.

                  Unaudited Condensed Balance Sheets as of March 31, 2003 and December 31, 2002.

                  Unaudited Condensed Statements of Operations for the Three Months Ended March 31, 2003and 2002, and for the Period from Inception (May 15, 1995) to March 31, 2003.

                  Unaudited Condensed Statements of Stockholders' Equity (Deficit) for the Period from Inception (May 15, 1995) to March 31, 2003.

                  Unaudited Condensed Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2002, and for the Period from Inception (May 15, 1995) to March 31, 2003.

                  Notes to Financial Statements.

Item 2.           Management's Discussion and Analysis or Plan of Operations.

Item 3.           Controls and Procedures

PART II.          OTHER INFORMATION
                  -----------------

Item 5.           Other Information

Item 6.           Exhibits and Reports on Form 8-K.

PART I.           FINANCIAL INFORMATION
                  ---------------------

ITEM 1.           FINANCIAL STATEMENTS (UNAUDITED)

Basis of Presentation
---------------------

           The accompanying unaudited condensed financial statements of Global Teledata Corporation (the "Company" or "Global") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes for the year ended December 31, 2002 found in the Company's Form 10-KSB.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets



                                     ASSETS

                                                                                March 31,    December 31,
                                                                                  2003           2002
                                                                                --------       --------
                                                                               (Unaudited)
CURRENT ASSETS

   Cash                                                                         $     --       $     --
                                                                                --------       --------
     Total Current Assets                                                             --             --
                                                                                --------       --------
     TOTAL ASSETS                                                               $     --       $     --
                                                                                ========       ========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                                             $ 10,105       $  3,092
                                                                                --------       --------

     Total Liabilities                                                            10,105          3,092
                                                                                --------       --------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred Stock; authorized 10,000,000
      preferred shares at $0.001 par value;
      none issued and outstanding                                                     --             --
   Common stock; authorized 25,000,000 common shares
     at $0.001 par value; 9,975,354 shares
     issued and outstanding                                                        9,975          9,975
   Additional paid-in capital                                                     59,511         59,511
   Deficit accumulated during development stage                                  (79,591)       (72,578)
                                                                                --------       --------

     Total Stockholders' Equity (Deficit)                                        (10,105)        (3,092)
                                                                                --------       --------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                                          $     --       $     --
                                                                                ========       ========

   The accompanying notes are an integral part of these financial statements.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                        From
                                             For the                Inception on
                                       Three Months Ended              May 15,
                                           March 31,                1995 through
                                ------------------------------        March 31,
                                     2003             2002              2003
                                ------------      ------------      ------------
REVENUES                        $        --       $        --       $        --
                                -----------       -----------       -----------

EXPENSES                             (7,013)           (3,428)          (79,591)
                                -----------       -----------       -----------

NET LOSS                        $    (7,013)      $    (3,428)      $   (79,591)
                                ===========       ===========       ===========

BASIC LOSS PER SHARE            $     (0.00)      $     (0.00)
                                ===========       ===========
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                9,975,354         9,975,354
                                ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)


                                                                                           Deficit
                                                                                         Accumulated
                                                 Common Stock             Additional      During the
                                         --------------------------        Paid-in       Development
                                          Shares           Amount          Capital           Stage
                                         ---------       ----------       ----------      ----------
Balance at inception                            --       $       --       $       --      $       --

Issuance of common stock at
   inception at $0.001 per share         1,975,354            1,975               --              --

Net loss from inception to
   December 31, 1995                            --               --               --          (2,033)
                                        ----------       ----------       ----------      ----------

Balance, December 31, 1995               1,975,354            1,975               --          (2,033)

Common stock issued for
   acquisition of Marine Way, Inc.
   stock at $0.001 per share             8,000,000            8,000               --              --

Expenses paid by shareholder
   on behalf of the Company                     --               --              780              --

Net loss for the year ended
   December 31, 1996                            --               --               --          (8,880)
                                        ----------       ----------       ----------      ----------

Balance, December 31, 1996               9,975,354            9,975              780         (10,913)

Expenses paid by shareholder
   on behalf of the Company                     --               --            1,000              --

Net loss for the year ended
   December 31, 1997                            --               --               --          (1,100)
                                        ----------       ----------       ----------      ----------

Balance, December 31, 1997               9,975,354            9,975            1,780         (12,013)

Cancellation of common stock            (6,500,000)          (6,500)           6,500              --

Expenses paid by shareholder
   on behalf of the Company                     --               --              959              --

Net loss for the year ended
   December 31, 1998                            --               --               --            (701)
                                        ----------       ----------       ----------      ----------

Balance, December 31, 1998               3,475,354       $    3,475       $    9,239      $  (12,714)
                                        ----------       ----------       ----------      ----------

   The accompanying notes are an integral part of these financial statements.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                           Deficit
                                                                                         Accumulated
                                                 Common Stock             Additional      During the
                                         --------------------------        Paid-in       Development
                                          Shares           Amount          Capital           Stage
                                         ---------       ----------       ----------      ----------
Balance at inception                            --       $      --        $      --       $      --


Balance, December 31, 1998               3,475,354       $   3,475        $   9,239       $ (12,714)

Expenses paid by shareholder on
   behalf of the Company                        --              --            3,442              --

Common stock issued for
   services valued at $0.001
   per share                             6,500,000           6,500               --              --

Net loss for the year ended
   December 31, 1999                            --              --               --         (12,748)
                                        ----------       ----------       ----------      ----------

Balance, December 31, 1999               9,975,354           9,975           12,681         (25,462)

Expenses paid by shareholder
   on behalf of the Company                     --              --           17,499              --

Net loss for the year ended
   December 31, 2000                            --              --               --         (15,977)
                                        ----------       ----------       ----------      ----------

Balance, December 31, 2000               9,975,354           9,975           30,180         (41,439)

Expenses paid by shareholder
   on behalf of the Company                     --              --           22,295              --

Net loss for the year ended
   December 31, 2001                            --              --               --         (21,011)
                                        ----------       ----------       ----------      ----------

Balance, December 31, 2001               9,975,354           9,975           52,475         (62,450)

Expenses paid by shareholder
   on behalf of the Company                     --              --            7,036              --

Net loss for the year ended
   December 31, 2002                            --              --               --         (10,128)
                                        ----------       ----------       ----------      ----------

Balance, December 31, 2002               9,975,354       $   9,975        $  59,511       $ (72,578)
                                        ----------       ----------       ----------      ----------


   The accompanying notes are an integral part of these financial statements.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                           Deficit
                                                                                         Accumulated
                                                 Common Stock             Additional      During the
                                         --------------------------        Paid-in       Development
                                          Shares           Amount          Capital           Stage
                                         ---------       ----------       ----------      ----------
Balance, December 31, 2002               9,975,354       $   9,975        $  59,511       $  (72,578)

Net loss for the three months ended
   March 31, 2003 (unaudited)                   --              --               --           (7,013)
                                        ----------       ----------       ----------      ----------

Balance, March 31, 2003 (unaudited)      9,975,354      $    9,975        $  59,511       $  (79,591)
                                        ==========      ==========        =========       ==========

   The accompanying notes are an integral part of these financial statements.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                   From
                                                              For The           Inception on
                                                        Three Months Ended      May 15, 1995
                                                             March 31,            Through
                                                     -----------------------      March 31,
                                                        2003          2002          2003
                                                     ---------     ---------     ----------
CASH FLOWS FROM OPERATING
ACTIVITIES

   Net loss                                          $ (7,013)     $ (3,428)      $(79,591)
   Adjustments to reconcile net loss to
   cash used by operations:
     Common stock issued for stock                         --            --         14,500
     Amortization                                          --            --            500
   Changes in operating assets and liabilities:
     Increase in other assets                              --            --           (500)
     Increase (decrease) in accounts payable            7,013            --         10,105
                                                     --------      --------       --------

       Net Cash Used by Operating Activities               --        (3,428)       (54,986)
                                                     --------      --------       --------

CASH FLOWS FROM INVESTING
ACTIVITIES                                                 --            --             --
                                                     --------      --------       --------

CASH FLOWS FROM FINANCING
ACTIVITIES

   Expenses paid by shareholder                            --         3,428         53,011
   Issuance of common stock                                --            --          1,975
                                                     --------      --------       --------

       Net Cash Provided by Financing
       Activities                                          --         3,428         54,986
                                                     --------      --------       --------

NET INCREASE IN CASH                                       --            --             --

CASH AT BEGINNING OF PERIOD                                --            --             --
                                                     --------      --------       --------

CASH AT END OF PERIOD                                $     --      $     --       $     --
                                                     ========      ========       ========

CASH PAID DURING THE PERIOD FOR:

   Interest                                          $     --      $     --       $     --
   Income taxes                                      $     --      $     --       $     --

NON-CASH FINANCING ACTIVITIES

   Common stock issued for stock                     $     --      $     --       $ 14,500

   The accompanying notes are an integral part of these financial statements.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2003 and December 31, 2002


NOTE 1 -      CONDENSED FINANCIAL STATEMENTS

              The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2003 and 2002 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended March 31, 2003 and 2002 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 -      MATERIAL EVENTS

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

         We are authorized to issue 25,000,000 shares of common stock, $0.001 par value, of which 9,975,354 shares were issued and outstanding as of the date of this report. We are authorized to issue 10,000,000 shares of preferred stock, $0.001 par value, none of which are issued and outstanding. Each holder of the common stock shall be entitled to one vote for each share held. The preferred stock may be divided into series or classes by us upon the approval of a majority vote of our directors.

         Other than previously issuing shares to stockholders, we have not commenced any operational activities. As such, we can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. Our directors have elected to commence implementation of our principal business purpose. Our offices are located at 5030 Champion Boulevard, Suite 6-272, Boca Raton, Florida 33491.

         The proposed business activities described in this report classify us as a blank check company. Many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies in their respective jurisdictions. Triton Enterprises holds 6,500,000 of our shares. We do not intend to undertake any other offering of our securities, either debt or equity, until such time as we have successfully implemented our business plan.

Results of Operations
---------------------

         Three Months ended March 31, 2003 compared to three months ended March 31, 2002.

Revenues
--------

         The Company currently has no established source of revenues.

General and Administrative Expenses
-----------------------------------

         General and administrative expenses (representing all of Global's expenses) for the three months ended March 31, 2003 were $7,013 as compared to $3,428 for the three months ended March 31, 2002, representing an increase of $3,585. The increase in general and administrative expenses were due to matters pertaining to a change of management resulting from transfer of the majority stock interest of Global, including professional fees associated with the transaction.

Net Loss
--------

         As a result of the above, the net loss for the three months ended March 31, 2003 was $7,013 as compared to the net loss of $3,428 for the three months ended March 31, 2002.

Liquidity and Capital Resources
-------------------------------

         To fund working capital requirements through March 31, 2003, accounts payable increased by $7,013.



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

ITEM 3.           CONTROLS AND PROCEDURES
                  -----------------------

         (a)      Evaluation of Disclosure Controls and Procedures

                  Global's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of May 14, 2003, and concluded that these controls and procedures are effective.

         (b)      Changes in Internal Controls

                  There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to May 14, 2003.

PART II.          OTHER INFORMATION
                  -----------------

ITEM 5.           OTHER INFORMATION

         On February 25, 2003, the principal stockholder of the Company, Marine Way, Inc., sold all its shares of the Company to Triton Enterprises in exchange for a cash payment of $15,000 and other consideration. Mr. Dennis Crowley, the principal of Triton Enterprises, was also elected as President and director of the Company. In conjunction with the transaction, Mr. Alan R. Pavsner, the former principal of the Company, resigned in all capacities with the Company. Triton Enterprises owns 6,500,000 shares of common stock of the Company, or 65.2% of the outstanding common stock of the Company.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits required by Item 601 of Regulation S-B

                  Exhibit 99.1 Certification of Principal Executive Officer and Principal Financial Officer, dated the date hereof.

         (b)      Reports on Form 8-K

                  None.

                                    SIGNATURE
                                    ---------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned as duly authorized officers of the Company.


                                          Global Teledata Corporation,
                                          a Nevada corporation



DATED: May 13, 2003                       By: /s/ Dennis Crowley
                                              -----------------------------
                                              Dennis Crowley, President and
                                              Director (Principal Executive,
                                              Financial and Accounting Officer)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the accompanying Quarterly Report of Global Teledata Corporation (the "Company") on Form 10-QSB for the quarter ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), I, Dennis Crowley, Principal Executive Officer and Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

1.       I have reviewed this Quarterly Report;

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as, and for the periods presented in this Quarterly Report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have;

         a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, to the extent applicable, is made known to me by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

         b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

         c) presented in this Quarterly Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


By:      /s/ Dennis Crowley
         -------------------
         Dennis Crowley
         Principal Executive Officer and
         Principal Financial Officer
         May 13, 2003