Form 10QSB
period 2003-06-30
GLOBAL TELEDATA CORP
filed 2003-08-14
CIK 1103866

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended        June 30, 2003
                                             -------------

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ______________ to ______________

                         Commission File Number: 0-29247

                           GLOBAL TELEDATA CORPORATION
        -----------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its Charter)

            NEVADA                                 65-0693103
-------------------------------         -------------------------------------
(State or other jurisdiction of         (I.R.S.  Employer Identification No.)
incorporation or organization)

         5030 Champion Boulevard, Suite 6-272, Boca Raton, Florida 33491
         ---------------------------------------------------------------
                    (Address of principal executive offices)

                                 (561) 994-0744
                           ---------------------------
                           (Issuer's telephone number)

                                       N/A
              ----------------------------------------------------
              (Former Name, former address and former fiscal year,
                         if changed since last Report.)

         Check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,975,354 Common Stock as of July 31, 2003.

                           GLOBAL TELEDATA CORPORATION

                                      INDEX

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements.

         Unaudited Condensed Balance Sheets as of June 30, 2003 and December 31, 2002.

         Unaudited Condensed Statements of Operations for the Three Months and Six Months Ended June 30, 2003 and 2002, and for the Period from Inception (May 15, 1995) to June 30, 2003.

         Unaudited Condensed Statements of Stockholders' Equity (Deficit) for the Period from Inception (May 15, 1995) to June 30, 2003.

         Unaudited Condensed Statements of Cash Flows for the Three Months Ended June 30, 2003 and 2002, and for the Period from Inception (May 15, 1995) to June 30, 2003.

         Notes to Financial Statements.

Item 2.  Management's Discussion and Analysis or Plan of Operations.

Item 3.  Controls and Procedures


PART II. OTHER INFORMATION
         -----------------

Item 6.  Exhibits and Reports on Form 8-K.

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements (unaudited)

Basis of Presentation
---------------------

         The accompanying unaudited condensed financial statements of Global Teledata Corporation (the "Company" or "Global") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes for the year ended December 31, 2002 found in the Company's Form 10-KSB.

   The accompanying notes are an integral part of these financial statements.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets

                                                                  June 30,    December 31,
                                                                    2003         2002
                                                                -----------   ------------
                                                                (Unaudited)

                                     ASSETS
                                     ------
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
                                                                  ========      ========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

   Accounts payable                                               $  1,146      $  3,092
   Accounts payable-related party                                    3,564            --
   Note payable - related party                                      5,436            --
   Accrued interest - related party                                    133            --
                                                                  --------      --------

     Total Liabilities                                              10,279         3,092
                                                                  --------      --------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock; authorized 10,000,000 preferred shares              --            --
     at $0.001 par value; none issued and outstanding
   Common stock; authorized 15,000,000 common shares
     at $0.001 par value; 9,975,354 shares
     issued and outstanding                                          9,975         9,975
   Additional paid-in capital                                       59,511        59,511
   Deficit accumulated during development stage                    (79,765)      (72,578)
                                                                  --------      --------

     Total Stockholders' Equity (Deficit)                          (10,279)       (3,092)
                                                                  --------      --------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                            $     --      $     --
                                                                  ========      ========

   The accompanying notes are an integral part of these financial statements.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                                                          From
                                                                                       Inception on
                                       For the                      For the               May 15,
                                 Three Months Ended             Six Months Ended       1995 through
                                      June 30,                      June 30,             June 30,
                                 2003          2002           2003           2002          2003
                            -----------    -----------    -----------    -----------    -----------
REVENUES                    $        --    $        --    $        --    $        --    $        --
                            -----------    -----------    -----------    -----------    -----------

EXPENSES                          2,858          1,783          9,871          5,211          82,449
                            -----------    -----------    -----------    -----------    -----------

LOSS FROM
 OPERATIONS                      (2,858)        (1,783)        (9,871)        (5,211)        (82,449)
                            -----------    -----------    -----------    -----------    -----------

OTHER INCOME

 (EXPENSE)

   Interest expense                (133)            --           (133)            --            (133)
   Gain on forgiveness of
    debt                          2,817             --          2,817             --           2,817
                            -----------    -----------    -----------    -----------    -----------

      Total Other Income
       (Expense)                  2,684             --          2,684             --           2,684
                            -----------    -----------    -----------    -----------    -----------

NET LOSS                    $      (174)   $     (1,783)  $     (7,187)  $     (5,211)  $    (79,765)
                            ===========    ============   ============   ============   ============

BASIC LOSS PER SHARE        $     (0.00)   $      (0.00)  $      (0.00)  $      (0.00)
                            ===========    ============   ============   ============

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING                  9,975,354      9,975,354      9,975,354      9,975,354
                            ===========   =============  =============  =============

   The accompanying notes are an integral part of these financial statements.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

                                                                                Deficit
                                                                              Accumulated
                                            Common Stock          Additional   During the
                                        -------------------         Paid-in   Development
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

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)

                                                                         Deficit
                                                                       Accumulated
                                          Common Stock      Additional   During the
                                     ---------------------   Paid-in   Development
                                       Shares       Amount   Capital      Stage
                                     ---------   ---------   ---------   ---------
Balance, December 31, 1998           3,475,354   $   3,475   $   9,239   $ (12,714)

Expenses paid by shareholder on
   behalf of the Company                    --          --       3,442          --

Common stock issued for
   services valued at $0.001
   per share                         6,500,000       6,500          --          --

Net loss for the year ended
   December 31, 1999                        --          --          --     (12,748)
                                     ---------   ---------   ---------   ---------

Balance, December 31, 1999           9,975,354       9,975      12,681     (25,462)
Expenses paid by shareholder
   on behalf of the Company                 --          --      17,499          --

Net loss for the year ended
   December 31, 2000                        --          --          --     (15,977)
                                     ---------   ---------   ---------   ---------

Balance, December 31, 2000           9,975,354       9,975      30,180     (41,439)

Expenses paid by shareholder
   on behalf of the Company                 --          --      22,295          --

Net loss for the year ended
   December 31, 2001                        --          --          --     (21,011)
                                     ---------   ---------   ---------   ---------

Balance, December 31, 2001           9,975,354       9,975      52,475     (62,450)

Expenses paid by shareholder
   on behalf of the Company                 --          --       7,036          --

Net loss for the year ended
   December 31, 2002                        --          --          --     (10,128)
                                     ---------   ---------   ---------   ---------

Balance, December 31, 2002           9,975,354       9,975      59,511     (72,578)

Net loss for the six months ended
 June 30, 2003 (unaudited)                  --          --          --      (7,187)
                                     ---------   ---------   ---------   ---------

Balance, June 30, 2003 (unaudited)   9,975,354   $   9,975   $  59,511   $ (79,765)
                                     =========   =========   =========   =========

   The accompanying notes are an integral part of these financial statements.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                           From
                                                                        Inception on
                                                        For The         May 15, 1995
                                                    Six Months Ended      Through
                                                        June 30,          June 30,
                                                    2003        2002       2003
                                                  --------    --------    --------
CASH FLOWS FROM OPERATING
ACTIVITIES

   Net loss                                       $ (7,187)   $ (5,211)   $(79,765)
   Adjustments to reconcile net loss to
   cash used by operations:
     Common stock issued for services                   --          --      14,500
     Amortization expense                               --          --         500
     Gain on forgiveness of debt                    (2,817)         --      (2,817)
   Changes in operating assets and liabilities:
     Increase in other assets                           --          --        (500)
     Increase (decrease) in accounts payable
      and accrued expenses                           1,004          --       4,096
                                                  --------    --------    --------
       Net Cash Used by Operating Activities        (9,000)     (5,211)    (63,986)
                                                  --------    --------    --------

CASH FLOWS FROM INVESTING
ACTIVITIES                                              --          --          --
                                                  --------    --------    --------

CASH FLOWS FROM FINANCING
ACTIVITIES

   Proceeds from related party payable               9,000          --       9,000
   Expenses paid by shareholder                         --       5,211      53,011
   Issuance of common stock                             --          --       1,975
                                                  --------    --------    --------

       Net Cash Provided by Financing
       Activities                                    9,000       5,211      63,986

NET INCREASE IN CASH                                    --          --          --

CASH AT BEGINNING OF PERIOD                             --          --          --
                                                  --------    --------    --------

CASH AT END OF PERIOD                             $     --    $     --    $     --
                                                  ========    ========    ========

CASH PAID DURING THE PERIOD FOR:

   Interest                                       $     --    $     --    $     --
   Income taxes                                   $     --    $     --    $     --

NON-CASH FINANCING ACTIVITIES

   Common stock issued for services               $     --    $     --    $ 14,500

   The accompanying notes are an integral part of these financial statements.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 2003 and December 31, 2002

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2002 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

NOTE 3 - RELATED PARTY PAYABLE

         During the period ended June 30, 2003, a shareholder of the Company paid expenses on behalf of the Company of $9,000 which is recorded as $3,564 in accounts payable - related party and $5,436 in notes payable
         - related party. The note payable - related party bears interest at 10% and has a term of one year. During the period ended June 30, 2003, the Company recorded $133 in accrued interest related to the note.

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

Results of Operations
---------------------

         Three months and six months ended June 30, 2003 compared to three months and six months ended June 30, 2002.

Revenues
--------

         The Company currently has no established source of revenues. The revenues for the three months and six months ended June 30, 2003 and for the three months and six months ended June 30, 2002 were nil.

General and Administrative Expenses
-----------------------------------

         General and administrative expenses for the three months and six months ended June 30, 2003 were $2,858 and $9,871, respectively, as compared to $1,783 and

$5,211, respectively, for the three months and six months ended June 30, 2002, representing an increase of $1,075 and $4,660, respectively. The increase in general and administrative expenses were due to matters pertaining to a change of management resulting from transfer of the majority stock interest of Global, including professional fees associated with the transaction.

Net Loss
--------

         As a result of the above, the net loss for the three months and six months ended June 30, 2003 were $174 and $7,187, respectively, as compared to the net loss of $1,783 and $5,211, respectively, for the three months and six months ended June 30, 2002.

Liquidity and Capital Resources
-------------------------------

         To fund working capital requirements through June 30, 2003, the Company will utilize cash reserves based upon additional paid-in capital of $9,000 from a shareholder, as represented by accounts payable of $3,564 and note payable of $5,436.

ITEM 3. CONTROLS AND PROCEDURES

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls since the most recent evaluation of these controls.

Cautionary Statement Regarding Forward-Looking Statements
---------------------------------------------------------

        Certain statements contained in this Section and elsewhere in this report regarding matters that are not historical facts are forward-looking statements. Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. All statements, which address operating performance, events or developments that management expects or anticipates to incur in the future, including statements relating to sales and earnings growth or statements expressing general optimism about future operating results, are forward-looking statements. The forward-looking statements are based on management's current views and assumptions regarding future events and operating performance. Many factors could cause actual results to differ materially from estimates contained in management's forward-looking statements. The differences may be caused by a variety of factors, including, but not limited to, adverse economic conditions, competitive pressures, inadequate capital, unexpected costs, lower revenues, net income and forecasts, the possibility of fluctuation and volatility of the Company's operating results and financial condition, inability to carry out marketing and sales plans and loss of key executives, among other things.

PART II. OTHER INFORMATION
         -----------------

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits required by Item 601 of Regulation S-B

         Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

     (b) Reports on Form 8-K

         None.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned as duly authorized officers of the Company.

                                     Global Teledata Corporation

DATED: August 13, 2003               By: /s/ Dennis Crowley
                                         ----------------------------------
                                         Dennis Crowley, President and
                                         Director (Principal Executive,
                                         Financial and Accounting Officer)