Form 10QSB
period 2003-09-30
GLOBAL TELEDATA CORP
filed 2003-11-12
CIK 1103866

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2003

     [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from             to
                                         -----------    -----------

                        Commission File Number: 0-29247

                           Global Teledata Corporation
        -----------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its Charter)

            NEVADA                                       65-0693103
-------------------------------             ------------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,975,354 Common Stock as of November 7, 2003.

                           GLOBAL TELEDATA CORPORATION

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Unaudited Balance Sheet as of September 30, 2003 and audited Balance Sheet as of December 31, 2002.

         Unaudited Statements of Operations for the Three Months and Nine Months Ended September 30, 2003 and 2002, and for the Period from Inception (May 15, 1995) to September 30, 2003.

         Unaudited Statements of Stockholders' Equity (Deficit) for the Period from Inception (May 15, 1995) to September 30, 2003.

         Unaudited Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002, and for the Period from Inception (May 15, 1995) to September 30, 2003.

         Notes to Financial Statements.

Item 2.  Management's Discussion and Analysis or Plan of Operations.

Item 3.  Controls and Procedures

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Basis of Presentation

         The accompanying unaudited financial statements of Global Teledata Corporation (the "Company" or "Global") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes for the year ended December 31, 2002 found in the Company's Form 10-KSB.

   The accompanying notes are an integral part of these financial statements.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS

                                                                       September 30,      December 31,
                                                                            2003              2002
                                                                       -------------      ------------
                                                                        (Unaudited)
CURRENT ASSETS

   Cash                                                                  $     --           $     --
                                                                         --------           --------
     Total Current Assets                                                      --                 --
                                                                         --------           --------
     TOTAL ASSETS                                                        $      -           $      -
                                                                         ========           ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                                      $     34           $  3,092
   Accounts payable-related party                                           2,063                 --
   Note payable - related party                                            10,747                 --
   Accrued interest - related party                                           352                 --
                                                                         --------           --------
     Total Liabilities                                                     13,196              3,092
                                                                         --------           --------
STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock; authorized 10,000,000 preferred shares
     At $0.001 par value, none issued and outstanding                          --                 --
   Common stock; authorized 15,000,000 common shares
    at $0.001 par value; 9,975,354 shares
    issued and outstanding                                                  9,975              9,975
   Additional paid-in capital                                              59,511             59,511
   Deficit accumulated during development stage                           (82,682)           (72,578)
                                                                         --------           --------
     Total Stockholders' Equity (Deficit)                                 (13,196)            (3,092)
                                                                         --------           --------
     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                                   $     --           $     --
                                                                         ========           ========


   The accompanying notes are an integral part of these financial statements.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                                                             From
                                       For the                       For the             Inception on
                                  Three Months Ended             Nine Months Ended          May 15,
                                     September 30,                 September 30,         1995 through
                                ----------------------       -----------------------     September 30,
                                  2003           2002          2003            2002          2003
                                -------        -------       --------        -------       --------
REVENUES                        $    --        $    --       $     --        $    --       $     --
                                -------        -------       --------        -------       --------
EXPENSES                          2,698          2,391         12,569          7,602         85,147
                                -------        -------       --------        -------       --------
LOSS FROM
 OPERATIONS                      (2,698)        (2,391)       (12,569)        (7,602)       (85,147)
                                -------        -------       --------        -------       --------
OTHER INCOME
 (EXPENSE)

   Interest expense                (219)            --           (352)            --           (352)
   Gain on forgiveness of
    debt                             --             --          2,817             --          2,817
                                -------        -------       --------        -------       --------
      Total Other Income
       (Expense)                   (219)            --          2,465             --          2,465
                                -------        -------       --------        -------       --------
LOSS BEFORE
 INCOME TAXES                    (2,917)        (2,391)       (10,104)        (7,602)       (82,682)

INCOME TAXES                         --             --             --             --             --

NET LOSS                        $(2,917)       $(2,391)      $(10,104)       $(7,602)      $(82,682)
                                =======        =======       ========        =======       ========

BASIC LOSS PER
 SHARE                          $ (0.00)       $ (0.00)      $  (0.00)       $ (0.00)
                                =======        =======       ========        =======

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING                  9,975,354      9,975,354      9,975,354      9,975,354
                              =========      =========      =========      =========


   The accompanying notes are an integral part of these financial statements.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)


                                                                                             Deficit
                                                                                           Accumulated
                                             Common Stock               Additional         During the
                                     --------------------------          Paid-in           Development
                                       Shares            Amount          Capital              Stage
                                     ----------         -------         ----------         -----------
Balance at inception                         --         $    --          $   --             $     --

Issuance of common stock at
 inception at $0.001 per share        1,975,354           1,975              --                   --

Net loss from inception to
 December 31, 1995                           --              --              --               (2,033)
                                     ----------         -------          ------             --------
Balance, December 31, 1995            1,975,354           1,975              --               (2,033)

Common stock issued for
 acquisition of Marine Way, Inc.
 stock at $0.001 per share            8,000,000           8,000              --                   --

Expenses paid by shareholder
 on behalf of the Company                    --              --             780                   --

Net loss for the year ended
 December 31, 1996                           --              --              --               (8,880)
                                     ----------         -------          ------             --------
Balance, December 31, 1996            9,975,354           9,975             780              (10,913)

Expenses paid by shareholder
 on behalf of the Company                    --              --           1,000                   --

Net loss for the year ended
 December 31, 1997                           --              --              --               (1,100)
                                     ----------         -------          ------             --------
Balance, December 31, 1997            9,975,354           9,975           1,780              (12,013)

Cancellation of common stock         (6,500,000)         (6,500)          6,500                   --

Expenses paid by shareholder
 on behalf of the Company                    --              --             959                   --

Net loss for the year ended
 December 31, 1998                           --              --              --                 (701)
                                     ----------         -------          ------             --------
Balance, December 31, 1998            3,475,354         $ 3,475          $9,239             $(12,714)
                                     ----------         -------          ------             --------


   The accompanying notes are an integral part of these financial statements.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                             Deficit
                                                                                           Accumulated
                                             Common Stock               Additional         During the
                                     --------------------------          Paid-in           Development
                                       Shares            Amount          Capital              Stage
                                     ----------         -------         ----------         -----------
Balance, December 31, 1998            3,475,354         $ 3,475         $ 9,239             $(12,714)

Expenses paid by shareholder on
 behalf of the Company                       --              --           3,442                   --

Common stock issued for
 services valued at $0.001
 per share                            6,500,000           6,500              --                   --

Net loss for the year ended
 December 31, 1999                           --              --              --              (12,748)
                                     ----------         -------          ------             --------
Balance, December 31, 1999            9,975,354           9,975          12,681              (25,462)

Expenses paid by shareholder
 on behalf of the Company                    --              --          17,499                   --

Net loss for the year ended
 December 31, 2000                           --              --              --              (15,977)
                                     ----------         -------          ------             --------
Balance, December 31, 2000            9,975,354           9,975          30,180              (41,439)

Expenses paid by shareholder
 on behalf of the Company                    --              --          22,295                   --

Net loss for the year ended
 December 31, 2001                           --              --              --              (21,011)
                                     ----------         -------          ------             --------
Balance, December 31, 2001            9,975,354           9,975          52,475              (62,450)

Expenses paid by shareholder
 on behalf of the Company                    --              --           7,036                   --

Net loss for the year ended
 December 31, 2002                           --              --              --              (10,128)
                                     ----------         -------          ------             --------
Balance, December 31, 2002            9,975,354           9,975          59,511              (72,578)

Net loss for the nine months ended
 September 30, 2003 (unaudited)              --              --              --              (10,104)
                                     ----------         -------          ------             --------
Balance, September 30, 2003
 (unaudited)                          9,975,354         $ 9,975         $59,511             $(82,682)
                                     ==========         =======         =======             ========


   The accompanying notes are an integral part of these financial statements.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                      From
                                                              For The             Inception on
                                                        Nine Months Ended         May 15, 1995
                                                           September 30,             Through
                                                     -----------------------      September 30,
                                                       2003            2002           2003
                                                     --------        -------      -------------
CASH FLOWS FROM OPERATING
 ACTIVITIES

   Net loss                                          $(10,104)       $(7,602)       $(82,682)
   Adjustments to reconcile net loss to net
    cash used by operations:
     Common stock issued for services                      --             --          14,500
     Amortization expense                                  --             --             500
     Gain on forgiveness of debt                       (2,817)            --          (2,817)
   Changes in operating assets and liabilities:
     Increase in other assets                              --             --            (500)
     Increase (decrease) in accounts payable
      and accrued expenses                                111            693           3,203
                                                     --------        -------        --------
       Net Cash Used by Operating Activities          (12,810)        (6,909)        (67,796)
                                                     --------        -------        --------
CASH FLOWS FROM INVESTING
 ACTIVITIES                                                --             --              --
                                                     --------        -------        --------
CASH FLOWS FROM FINANCING
 ACTIVITIES

   Proceeds from related party payables                12,810             --          12,810
   Expenses paid by shareholder                            --          6,909          53,011
   Issuance of common stock                                --             --           1,975
                                                     --------        -------        --------
       Net Cash Provided by Financing
        Activities                                     12,810          6,909          67,796
                                                     --------        -------        --------
NET INCREASE IN CASH                                       --             --              --

CASH AT BEGINNING OF PERIOD                                --             --              --
                                                     --------        -------        --------
CASH AT END OF PERIOD                                $     --        $    --        $     --
                                                     ========        =======        ========
CASH PAID DURING THE PERIOD FOR:

   Interest                                          $     --        $    --        $     --
   Income taxes                                      $     --        $    --        $     --

NON-CASH FINANCING ACTIVITIES

   Common stock issued for services                  $     --        $    --        $ 14,500

   The accompanying notes are an integral part of these financial statements.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2003 and December 31, 2002

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2002 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 - GOING CONCERN

         The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

         In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management's plans to continue as a going concern include raising additional capital through sales of common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

NOTE 3 - RELATED PARTY PAYABLE

         During the period ended September 30, 2003, a shareholder of the Company paid expenses on behalf of the Company of $12,810 which is recorded as $2,063 in accounts payable - related party and $10,747 in notes payable - related party. The note payable - related party bears interest at 10% and has a term of one year. During the period ended September 30, 2003, the Company recorded $352 in accrued interest related to the note.

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

Results of Operations

         Three months and nine months ended September 30, 2003 compared to three months and nine months ended September 30, 2002.

Revenues

         The Company currently has no established source of revenues. The revenues for the three months and nine months ended September 30, 2003 and for the three months and nine months ended September 30, 2002 were nil.

General and Administrative Expenses

         General and administrative expenses for the three months and nine months ended September 30, 2003 were $2,698 and $12,569, respectively, as compared to $2,391 and $7,602, respectively, for the three months and nine months ended September 30, 2002, representing an increase of $307 and $4,967, respectively. The increase in general and administrative expenses for the nine-month period was due to matters pertaining to a change of management resulting from transfer of the majority stock interest of Global, including professional fees associated with the transaction.

Net Loss

         As a result of the above, the net loss for the three months and nine months ended September 30, 2003 were $2,917 and $10,104, respectively, as compared to the net loss of $2,391 and $7,602, respectively, for the three months and nine months ended September 30, 2002.

Liquidity and Capital Resources

         To fund working capital requirements through September 30, 2003, the Company utilized cash reserves, as represented by accounts payable of $2,063 and note payable of $10,747, both to a related party.

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

                                          Global Teledata Corporation

DATED: November 11, 2003                 By:   /s/ Dennis Crowley
                                              ----------------------------------
                                               Dennis Crowley, President and
                                               Director (Principal Executive,
                                               Financial and Accounting Officer)