Form 10KSB
period 2003-12-31
GLOBAL TELEDATA CORP
filed 2004-03-17
CIK 1103866

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003
                         Commission file number 0-29247

                           GLOBAL TELEDATA CORPORATION
                           ---------------------------
                 (Name of Small Business Issuer in its Charter)

            Nevada                                               65-0693103
            ------                                               ----------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

5030 Champion Boulevard, Suite 6-272, Boca Raton, Florida          33491
---------------------------------------------------------          -----
         (Address of Principal Executive Offices)                (Zip Code)

                                 (954) 994-0744
                                 --------------
                           (Issuer's Telephone Number)

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

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: February 29, 2004: 9,975,354 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

    Transitional Small Business Disclosure Format (Check One): _____ Yes X No

                                    BUSINESS

ITEM 1. DESCRIPTION OF BUSINESS

     Global Teledata Corporation, referred to in this registration statement as Global, we or us, was incorporated on May 15, 1995 as a Nevada Corporation under the name Television Networking, Inc. Global was incorporated for the purpose of entering the video production business. It ceased operations in 1996 and, since that time, has been inactive. In November 1998, in connection with a merger with another entity that was later rescinded by both parties, Global amended its articles of incorporation to change its name to Global Teledata Corporation. We are authorized to issue 25,000,000 shares of common stock, $0.001 par value, of which 9,975,354 shares were issued and outstanding as of February 29, 2004.

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

EMPLOYEES

     We have no full time or part time employees. Mr. Crowley, our President, has agreed to allocate a limited portion of his time to our business activities, without compensation. We anticipate that the amount of time devoted by Mr. Crowley to implement our business plan will be immaterial, and therefore we have not recorded any expense relating to such service for financial statement purposes. Consequently, conflicts of interest may arise with respect to the limited time commitment by him.

     Mr. Crowley has been involved with other blank check companies, and may, in the future, become involved with other companies who have a business purpose similar to ours, although no such activity is currently anticipated. As a result, additional potential conflicts of interest may arise in the future. If this type of conflict does arise and an officer or director is presented with business opportunities under circumstances where there may be a doubt as to whether the opportunity should belong to us or to another blank check company he is affiliated with, he will disclose the opportunity to all such companies. If a situation arises in which more than one company desires to merge with or acquire that target company has no preference as to which company will merger or acquire such target company, the company which first filed a registration statement with the Securities and Exchange Commission will be entitled to proceed with the proposed transaction.

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

CONTINUED MANAGEMENT CONTROL, LIMITED TIME AVAILABILITY.

     While seeking a business combination, Mr. Crowley, our President, has agreed to allocate a limited portion of his time to our business activities, without compensation. We anticipate that the amount of time devoted by Mr. Crowley will be immaterial, and therefore we have not recorded any expense relating to such service for financial statement purposes. Mr. Crowley will be the only person responsible in conducting the day to day operations of the company including searches, evaluations, and negotiations with potential merger or acquisition candidates. We have not entered into any written employment agreement with Mr. Crowley and do not anticipate doing so in the foreseeable future.

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

TAXATION.

     Federal and state tax consequences will, in all likelihood, be major considerations in any business combination we may undertake. Currently, these transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot assure you that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

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

ITEM 2. DESCRIPTION OF PROPERTY

     We currently maintain our offices, rent free, at 5030 Champion Boulevard, Suite 6-272, Boca Raton, Florida 33491, which is the business address of Mr. Crowley, our President. We have determined our use of this office space to be of immaterial value, an therefore we have not recorded any expense relating to such office use for financial statement purposes. We do not believe that we will need to maintain an office at any time in the foreseeable future in order to carry out our plan of operations described herein.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     On February 5, 2001, we obtained an unpriced quotation for our common stock on the Over the Counter Bulletin Board (trading symbol GDAC). It is our belief that maintaining a listing on the Over the Counter Bulletin Board will assist us in facilitating our business plan. Currently, no trading market exists for our common stock and no trades have been effected. As of January 30, 2003, there were approximately 358 holders of record of our common stock. We have never paid dividends on our Common Stock since our incorporation in 1995. We intend to retain earnings for use in our business and therefore do not anticipate paying dividends in the foreseeable future.

ITEM 6.  PLAN OF OPERATION

         For the year ended December 31, 2003, Global had a net operating loss of $16,081 as compared to a net loss of $10,125 for the year ended December 31, 2002. The cumulative net operating loss from inception through December 31, 2003 was $88,659. The net losses for these periods represent expenses associated with the ongoing administration of the Company and compliance with self-regulatory requirements pending development of operations or completion of an appropriate acquisition. At December 31, 2003, the Company carried no assets. Operations have been sustained through the contributions of its principal shareholder as needed. On February 5, 2001, NASD Regulation cleared the Company's Rule 211 application for the listing of its securities on the OTC Bulletin Board subject to clearance of a subsequent quotation. Management believes that clearance for inclusion on the OTC Bulletin Board represents a significant milestone and will provide Global with greater opportunities to consummate an appropriate acquisition.

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

ITEM 8A. CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth certain information concerning each of the Company's directors and executive officers:

         Name                       Age                Position
         ----                       ---                --------
         Dennis Crowley             42                 President and Director

     Mr. Dennis Crowley is our President and Director. Mr. Crowley was appointed in February 2003. Mr. Crowley has served as the principal owner of PNC Investments Ltd., a private merchant banking firm since 1994. Mr. Crowley is CEO, President, and a director of Spear & Jackson, Inc. (OTCBB: "SJCK.OB").

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by it, we believe that during the fiscal period ended December 31, 2003, all such filing requirements applicable to our officers and directors were complied with.

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

ITEM 11. PRINCIPAL SHAREHOLDERS

     The following table sets forth certain information as of February 29, 2004 regarding beneficial ownership of our common stock by (i) each stockholder known us to be the beneficial owner of more than 5% of our common stock, (ii) by each director and executive officer and (iii) by all executive officers and directors as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned. The address of all shareholders in this table is 5030 Champion Boulevard, Suite 6-272, Boca Raton, Florida 33491.

                                            Number of             Percentage of
          Name                              shares owned          shares owned
          -------                           ----------------      --------------

          Triton Enterprises, Inc.          6,500,000             65.1%
          PNC Investments Limited, Inc.       500,000              5.0%
          Dennis Crowley (1)                7,000,000             70.2%
          All officers and directors
            as a group (1 person)           7,000,000             70.2%

          --------------
          (1) Dennis Crowley is the sole shareholder of Triton Enterprises, Inc., and serves as our president and director.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the year ended December 31, 2003, Triton Enterprises paid expenses on behalf of the Company of $ 13,010. Of this amount, $10,747 is represented by notes payable which bear interest at the rate of 10% per annum and have a one year term maturing between April 2, 2004 and September 10, 2004. On January 5, 2004, the Company entered into an additional promissory note with Triton Enterprises for $2,510 bearing comparable interest and terms in connection with prior expenses paid on behalf of the Company by Triton Enterprises.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits required by Item 601 of Regulation S-B

          3.1(a) Articles of Incorporation of Global Teledata Corporation (1)

          3.1(b) Amendment to the Articles of Incorporation of Global Teledata
                 Corporation (2)

          3.1(c) Certificate of Merger (1)

          31.1   Section 302 Certification of Principal Executive Officer (3)

          31.2   Section 302 Principal Financial Officer (3)

          32.1 Section 906 Certification of Principal Executive Officer and Principal Accounting Officer

     (b)  Reports on Form 8-K

          None.

     (1) Previously filed with our Form 10-SB Registration Statement on January 31, 2000.

     (2) Previously filed with our Form 10-KSB for the fiscal year ended December 31, 1999.

     (3)  Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Audit Fees

     The aggregate fees billed by the Company's auditors for the professional services rendered in connection with the audit of the Company's annual financial statements for fiscal 2003 and 2002 and reviews of the financial statements included in the Company's Forms 10-KSB for fiscal 2003 and 2002 were approximately $4,669 and $2,947, respectively.

     Audit Related Fees

     The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

     Tax Fees

     The aggregate fees billed by the Company's auditors or professional services for tax compliance, tax advice, and tax planning were $0 and $0 for fiscal 2003 and 2002, respectively.

     All Other Fees

     The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting in fiscal 2003 and 2002 were $0 and $0, respectively.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunder duly authorized.

                                                     GLOBAL TELEDATA CORPORATION

                                                     /s/ Dennis Crowley
                                                     ---------------------------
                                                     Dennis Crowley, President

     In accordance with the Exchange Act, this Report was signed by the following persons in the capacities and on the dates stated.

Signatures                   Title                                    Date
----------                   -----                                    ----

/s/ Dennis Crowley           President and Director               March 15, 2004
-------------------------    Principal Executive, Financial
Dennis Crowley               and Accounting Officer)

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                December 31, 2003

                                 C O N T E N T S

Independent Auditors' Report................................................F-3

Balance Sheet...............................................................F-4

Statements of Operations....................................................F-5

Statements of Stockholders' Equity (Deficit)................................F-6

Statements of Cash Flows....................................................F-8

Notes to the Financial Statements...........................................F-9

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Global Teledata Corporation
(A Development Stage Company)
Boca Raton, Florida

We have audited the accompanying balance sheet of Global Teledata Corporation (a development stage company), as of December 31, 2003 and the related statements of operations, stockholders" equity (deficit), and cash flows for the years ended December 31, 2003 and 2002 and from inception on May 15, 1995 through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Teledata Corporation (a development stage company), as of December 31, 2003 and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 and from inception on May 15, 1995 through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

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

                                                            HJ & Associates, LLC
                                                            Salt Lake City, Utah
March 1, 2004

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                                  Balance Sheet

                                                                      December 31,
                                                                         2003
                                                                         ----

CURRENT ASSETS

   Cash                                                                $   --

     Total Current Assets                                                  --
                                                                       --------

     TOTAL ASSETS                                                      $      -
                                                                       ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                                    $  2,714
                                                                       --------
   Accounts payable - Related Party (Note 4)                              2,263
                                                                       --------
   Notes Payable - Related Party (Note 4)                                10,747
                                                                       --------
   Accrued Interest - Related Party (Note 4)                                632
                                                                       --------

     Total Liabilities                                                   16,356
                                                                       --------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock; authorized 25,000,000 common shares
    at $0.001 par value; 9,975,354 shares issued and
    outstanding                                                           9,975
   Additional paid-in capital                                            59,511
   Deficit accumulated during development stage                         (85,842)
                                                                       --------

     Total Stockholders' Equity (Deficit)                               (16,356)
                                                                       --------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)              $      -
                                                                       ========

   The accompanying notes are an integral part of these financial statements.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                            Statements of Operations

                                                                              From
                                                                          Inception on
                                        For the Years Ended                  May 15,
                                             December 31,                1995 Through
                                  -------------------------------         December 31,
                                       2003               2002                2003
                                  -----------         -----------         -----------
REVENUE                           $                   $     --            $    --

General and Administrative             16,081              10,128              88,659
                                  -----------         -----------         -----------

Operating loss                        (16,081)            (10,128)            (88,659)
                                  -----------         -----------         -----------

OTHER INCOME

   Gain on release of debt              2,817                --                 2,817
                                  -----------         -----------         -----------

     Total other income                 2,817                --                 2,817
                                  -----------         -----------         -----------

LOSS BEFORE INCOME TAXES          $   (13,264)        $   (10,128)        $   (85,842)
                                  -----------         -----------         -----------

   Income taxes                          --                  --                  --
                                  -----------         -----------         -----------

NET LOSS                          $   (13,264)        $   (10,128)        $   (85,842)
                                  ===========         ===========         ===========

BASIC LOSS PER SHARE              $     (0.00)        $     (0.00)
                                  ===========         ===========

WEIGHTED AVERAGE SHARES
 OUTSTANDING                        9,975,354           9,975,354
                                  ===========         ===========


   The accompanying notes are an integral part of these financial statements.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                  Statements of Stockholders" Equity (Deficit)
               From Inception on May 15, 1995 to December 31, 2003


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

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
            Statements of Stockholders" Equity (Deficit) (Continued)
               From Inception on May 15, 1995 to December 31, 2003

                                                                                    Deficit
                                                                                  Accumulated
                                                                     Additional    During the
                                              Common Stock            Paid-in      Development
                                          Shares         Amount       Capital         Stage
                                         ---------     ---------     ---------     ---------
Balance, December 31, 1998               3,475,354     $   3,475     $   9,239     $ (12,714)

Expenses paid by shareholder
 on behalf of the Company                     --            --           3,442          --

Common stock issued for services
 valued at $0.001 per share              6,500,000         6,500          --            --

Net loss for the year ended
 December 31, 1999                            --            --            --         (12,748)
                                         ---------     ---------     ---------     ---------

Balance, December 31, 1999               9,975,354         9,975        12,681       (25,462)

Expenses paid by shareholder
 on behalf of the Company                     --            --          17,499          --

Net loss for the year ended
 December 31, 2000                            --            --            --         (15,977)
                                         ---------     ---------     ---------     ---------

Balance, December 31, 2000               9,975,354         9,975        30,180       (41,439)

Expenses paid by shareholder
 on behalf of the Company                     --            --          22,295          --

Net loss for the year ended
 December 31, 2001                            --            --            --         (21,011)
                                         ---------     ---------     ---------     ---------

Balance, December 31, 2001               9,975,354         9,975        52,475       (62,450)

Expenses paid by shareholder
 on behalf of the Company                     --            --           7,036          --

Net loss for the year ended
 December 31, 2002                            --            --            --         (10,128)
                                         ---------     ---------     ---------     ---------

Balance, December 31, 2002               9,975,354         9,975        59,511       (72,578)

Net loss for the year ended
 December 31, 2003                            --            --            --         (13,264)
                                         ---------     ---------     ---------     ---------

Balance, December 31, 2003               9,975,354     $   9,975     $  59,511     $ (85,842)
                                         =========     =========     =========     =========

   The accompanying notes are an integral part of these financial statements.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
               From Inception on May 15, 1995 to December 31, 2003

                                                                                    From
                                                                                Inception on
                                                                                   May 15,
         For the Years Ended                                                    1995 Through
                                                            December 31,        December 31,
                                                        2003          2002          2003
                                                      --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                           $(13,264)     $(10,128)     $(85,842)
   Adjustments to reconcile net loss to
    cash used by operations:
     Common stock issued for services                     --            --          14,500
     Amortization                                         --            --             500
     Gain on release of debt                             2,817          --           2,817
   Changes in operating assets and liabilities:
     Increase in other assets                             --            --            (500)
     Increase (decrease) in accounts payable            (3,195)        3,092          (103)
     Increase in accounts payable - related party        2,263          --           2,263
     Increase in accrued interest - related party          632          --             632
                                                      --------      --------      --------

       Net Cash Used by Operating Activities           (10,747)       (7,036)      (65,733)
                                                      --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES                      --            --            --
                                                      --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES

   Increase in notes payable  - related party           10,747          --          10,747
   Expenses paid by shareholder                           --           7,036        53,011
   Issuance of common stock                               --            --           1,975
                                                      --------      --------      --------

       Net Cash Provided by Financing Activities        10,747         7,036        65,733
                                                      --------      --------      --------

NET INCREASE (DECREASE) IN CASH                           --            --            --

CASH AT BEGINNING OF PERIOD                               --            --            --
                                                      --------      --------      --------

CASH AT END OF PERIOD                                 $   --        $   --        $   --
                                                      ========      ========      ========

CASH PAID DURING THE PERIOD FOR:

   Interest                                           $   --        $   --        $   --
R
   Income taxes                                       $   --        $   --        $   --

NON-CASH FINANCING ACTIVITIES

       Common stock issued for services               $   --        $   --        $ 14,500


   The accompanying notes are an integral part of these financial statements.

                           GLOBAL TELEDATA CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2003 and 2002

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

     c. Basic Loss per Share

                        December 31, 2003
              --------------------------------------
                 Loss          Shares      Per Share
              (Numerator)   (Denominator)   Amount
              -----------   -------------  ---------

               $ (13,264)     9,975,354     $(0.00)
               =========      =========     ======

                        December 31, 2002
              --------------------------------------
                 Loss          Shares      Per Share
              (Numerator)   (Denominator)   Amount
              -----------   -------------  ---------

               $ (10,128)     9,975,354     $(0.00)
               =========      =========     ======

     The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding.

     d. Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     e. Provision for Taxes

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

     Net deferred tax assets consist of the following components as of December 31, 2003 and 2002:

                                                2003                2002
                                              --------            --------
     Deferred tax assets:
           NOL Carryover                      $ 27,800            $ 25,770
     Deferred tax liabilities:                     --                 --

     Valuation allowance                       (27,800)            (25,770)
                                              --------            --------
                                              $   --              $   --
                                              ========            ========

     The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2003 and 2002 due to the following:

                                                2003                2002
                                              -------             --------

     Book loss                                $(5,170)            $(3,950)
     State taxes                                  --                 (100)
     Valuation allowance                        5,170               4,050
                                              -------             -------

                                              $   --              $   --
                                              =======             =======

     At December 31, 2003, the Company had net operating loss carryforwards of approximately $71,000 that may be offset against future taxable income from the year 2003 through 2023. No tax benefit has been reported in the December 31, 2003 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

     h. Newly Issued Accounting Pronouncements

     During the year ended December 31, 2003, the Company adopted the following accounting pronouncements which had no impact on the financial statements or results of operations:

          o    SFAS No. 143, Accounting for Asset Retirement Obligations;

          o SFAS No.145, Recision of FASB Statements 4, 44, and 64, amendment of Statement 13, and Technical Corrections;

          o    SFAS No. 146, Accounting for Exit or Disposal Activities;

          o    SFAS No. 147, Acquisitions of certain Financial Institutions; and

          o    SFAS No. 148, Accounting for Stock Based Compensation.

          o SFAS No.149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities;

          o SFAS No.150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

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

     During the year ended December 31, 2003, a shareholder of the Company paid expenses on behalf of the Company of $13,010 which is recorded as $2,263 in accounts payable - related party and $10,747 in notes payable - related party. The notes payable - related party bears interest at 10% and has a term of one year. During the year ended December 31, 2003, the Company recorded $632 in accrued interest related to the notes.

NOTE 5 - SUBSEQUENT EVENT

     On January 5, 2004, the Company signed a promissory note with Triton Enterprises, a related party, for $2,510 for prior expenses paid on behalf of the Company.